Form 10-Q
period 1996-03-31
GELTEX PHARMACEUTICALS INC
filed 1996-05-13
CIK 1001425

                                    FORM 10-0

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 --------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                  --------    -------

                         Commission file number 0-26872

                          GELTEX PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    04-3136767
   -------------------------------             ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

        303 Bear Hill Road
      Waltham, Massachusetts                                            02154
- - ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

                                  617-290-5888
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                                  Outstanding at April 30, 1996
            -----                                  -----------------------------

Common Stock, $.01 par value                                10,612,317

          THIS IS PAGE 1 OF 12 PAGES. THE EXHIBIT INDEX IS ON PAGE 11.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                             TABLE OF CONTENTS

                                                                                                   Page No.
                                                                                                   --------

PART I            FINANCIAL INFORMATION

                  ITEM 1   Financial Statements

                            Condensed Balance Sheets as of March 31, 1996
                            and December 31, 1995 ....................................................  3

                            Condensed Statements of Operations for the three
                            months ended March 31, 1996 and 1995, and for the
                            period from November 15, 1991 (date
                            of inception) through March 31, 1996 .....................................  4

                            Condensed Statements of Cash Flows for the three
                            months ended March 31, 1996 and 1995, and for the
                            period from November 15, 1991 (date
                            of inception) through March 31, 1996 .....................................  5

                            Notes to Condensed Financial Statements ..................................  6

                  ITEM 2   Management's Discussion and Analysis of
                           Financial Condition and Results of Operations .............................  8

PART II           OTHER INFORMATION
                  ITEM 6   Exhibits and Reports on Form 8-K ..........................................  9

SIGNATURES ........................................................................................... 10
EXHIBIT INDEX ........................................................................................ 11

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                      March 31,       December 31,
                                                                        1996             1995
                                                                      ---------       ------------

ASSETS
Current assets:
  Cash and cash equivalents ....................................    $  7,365,381     $ 12,179,988
  Marketable securities ........................................      21,957,581       20,995,110
  Prepaid expenses and other current assets ....................         688,185          572,864
                                                                    ------------     ------------
Total current assets ...........................................      30,011,147       33,747,962
Long-term receivables ..........................................          20,000           20,000
Property and equipment, net ....................................       1,973,484        1,948,788
Intangible assets, net .........................................         301,867          276,527
                                                                    ------------     ------------
                                                                    $ 32,306,498     $ 35,993,277
                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Account payable and accrued expenses .........................    $    530,790     $  1,388,416
  Current portion of capital lease obligations .................         535,863          535,293
                                                                    ------------     ------------
Total current liabilities ......................................       1,066,653        1,923,709
Long-term obligations, less current portion ....................         288,152          419,569
Stockholders' equity:
  Undesignated Preferred Stock, $.01 par value; 5,000,000 shares
    authorized, none issued or outstanding .....................            --               --
  Common Stock, $.01 par value, 20,000,000, and 10,000,000
    shares authorized; 10,597,317 and 10,535,065 shares issued and outstanding at March 31, 1996 and December 31, 1995,
    respectively ...............................................         105,973          105,350
  Additional paid-in capital ...................................      44,004,558       44,000,986
  Deferred compensation ........................................         (53,401)         (55,825)
  Deficit accumulated during the development stage .............     (13,115,890)     (10,482,102)
  Unrealized gain on available-for-sale securities .............          10,453           81,590
                                                                    ------------     ------------
Total stockholders' equity .....................................      30,951,693       33,649,999
                                                                    ------------     ------------
                                                                    $ 32,306,498     $ 35,993,277
                                                                    ============     ============

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                                    For the Period
                                                                      November 15,
                                            Three Months              1991 (date
                                           Ended March 31,           of inception)
                                        --------------------           through
                                        1996            1995        March 31, 1996
                                        ----            ----        --------------

Revenue:
 License fee and research revenue    $        --     $        --     $  3,750,000
 Research grant .................        149,822              --          307,232
                                     -----------     -----------     ------------
Total revenue ...................        149,822              --        4,057,232
Costs and expenses:
 Research and development .......      2,564,563         962,407       13,815,005
 General and administrative .....        568,533         391,917        4,621,588
                                     -----------     -----------     ------------
Total costs and expenses ........      3,133,096       1,354,324       18,436,593
                                     -----------     -----------     ------------
Loss from operations ............     (2,983,274)     (1,354,324)     (14,379,361)
Interest income .................        371,637         180,326        1,436,537
Interest expense ................        (22,151)        (27,596)        (173,066)
                                     -----------     -----------     ------------
Net loss ........................    $(2,633,788)    $(1,201,594)    $(13,115,890)
                                     ===========     ===========     ============

Net loss per share ..............    $      (.25)    $     (. 15)
                                     ===========     ===========
Shares used in computing
 net loss per share .............     10,575,000       7,988,000

    The accompanying notes are an integral part of the financial statements.

           GELTEX PHARMACEUTICALS, INC. (A DEVELOPMENT STAGE COMPANY)

                                               CONDENSED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)


                                                                                                               For the Period
                                                                                                                November 15,
                                                                                        Three Months             1991 (date
                                                                                       Ended March 31,          of inception)
                                                                                    ---------------------          through
                                                                                    1996             1995       March 31 , 1996
                                                                                    ----             ----       ---------------

OPERATING ACTIVITIES
Net loss ...................................................................    $ (2,633,788)    $ (1,201,594)    $(13,115,890)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization ..........................................         229,477          174,439        1,149,946
    Issuance of Common Stock as compensation ...............................            --               --              5,000
    Changes in operating assets and liabilities:
        Prepaid expenses and other current assets ..........................        (115,321)         (85,413)        (688,185)
        Long-term receivables ..............................................            --               --            (20,000)
        Accounts payable and accrued expenses ..............................    $   (857,626)        (673,537)         530,790
                                                                                ------------     ------------     ------------
    Net cash used in operating activities ..................................      (3,377,258)      (1,786,105)     (12,138,339)

INVESTING ACTIVITIES
Purchase of marketable securities ..........................................      (2,040,120)      (1,947,914)     (34,253,280)
Proceeds from sale and maturities of
  marketable securities ....................................................         992,890        1,954,292       12,292,530
Purchase of intangible assets ..............................................         (63,675)         (21,689)        (473,433)
Purchase of property and equipment, net ....................................        (199,792)        (170,819)      (1,920,055)
                                                                                ------------     ------------     ------------
Net cash used in investing activities ......................................      (1,310,697)        (186,130)     (24,354,238)

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of
 issuance costs ............................................................           4,195             --         26,359,965
Sale of Preferred Stock, net of issuance costs .............................            --               --         17,480,688
Proceeds from notes payable ................................................            --               --            735,000
Payments on notes payable and capital lease obligations ....................        (130,847)         (55,630)        (717,695)
                                                                                ------------     ------------     ------------
Net cash provided by (used in) financing activities ........................        (126,652)         (55,630)      43,857,958
                                                                                ------------     ------------     ------------
Increase (decrease) in cash and cash equivalents ...........................      (4,814,607)      (2,027,865)       7,365,381
Cash and cash equivalents at beginning of period ...........................      12,179,988        6,560,110             --
                                                                                ------------     ------------     ------------
Cash and cash equivalents at end of period .................................    $  7,365,381     $  4,532,245     $  7,365,381
                                                                                ============     ============     ============

Schedule of noncash investing and financing activities:
    Purchase of intangible assets for Common Stock .........................                                      $      2,700
    Issuance of Preferred Stock to cancel notes payable ....................                                      $    185,000
    Property and equipment acquired under capital leases ...................                                      $    992,000

    The accompanying notes are an integral part of the financial statements

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements for the three months ended March 31, 1996 and 1995 and for the period November 15, 1991 (date of inception) through March 31, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 1995 included in the Company's Annual Report on Form 10-K (File Number 0-26872) as filed with the Securities and Exchange Commission.

2.   SUBSEQUENT EVENT - Public OFFERING OF COMMON STOCK

     On May 7, 1996, the Company completed a public offering of 2,500,000 shares of its Common Stock, $.01 par value per share, at $22.75 per share, resulting in approximately $53.2 million of net proceeds to the Company after deducting offering costs.

3.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of outstanding shares of Common Stock and Common Stock equivalents, assuming conversion of Series A, B and C Convertible Preferred Stock into common shares as of their original date of issuance, which occurred upon the completion of the Company's initial public offering in November 1995, and the exercise of stock options and warrants (using the treasury stock method). Common Stock equivalent shares are excluded from the computation if their effect is anti-dilutive; however, pursuant to the requirements of the Securities and Exchange Commission, common equivalent shares relating to stock options (using the treasury stock method and the initial public offering price) issued during the twelve months prior to the initial public offering are included for all periods presented prior to June 30, 1995 whether or not they are anti-dilutive.

4.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR IMPAIRMENT OF LONG. LIVED ASSETS

     On January 1, 1996, the Company adopted Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which established criteria for the recognition and measurement of impairment loss associated with long-lived assets. Adoption of this standard had no impact on the Company's financial position or results of operations.

                          GELTEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   Adoption of New ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock-based compensation plans, rather than the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No.123, "Accounting for Stock-Based Compensation." Under APB 25, for those options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995

     The Company earned revenues of $150,000 during the three months ended March 31, 1996. These revenues were earned under the Company's $2.0 million grant from the United States Department of Commerce's Advanced Technology Program. No revenues were earned during the three months ended March 31, 1995.

     The Company's total operating expenses for the three months ended March 31, 1996 were $3.1 million, as compared to $1.4 million during the three months ended March 31, 1995. Research and development expenses increased to $2.6 million for the three months ended March 31, 1996 from $1.0 million for the three months ended March 31, 1995 due primarily to increased third party expenses associated with the development of CholestaGel(R) and RenaGel(TM) (including production of clinical trial material, toxicology studies, clinical trial expenses and process development expense) and increases in research and development personnel costs. General and administrative expenses increased to $569,000 for the three months ended March 31, 1996 from $392,000 for the three months ended March 31, 1995 due primarily to increased business development expenses and increased administrative personnel.

     Interest income increased to $372,000 for the three months ended March 31, 1996 from $180,000 for the three months ended March 31, 1995 due primarily to increases in cash balances attributable to the Company's sale of equity securities through its initial public offering in November 1995.

Liquidity and Capital Resources

     As of March 31, 1996, the Company had $29.3 million in cash, cash equivalents and marketable securities.

     The Company leases its administrative and research and development facilities under a long-term operating lease expiring in 2004 and certain leasehold improvements and equipment under capital leases expiring in 1997. In December 1995, the Company obtained a line of credit with a bank for $250,000 for the purchase of new equipment, which bears interest at the prime rate and is available through June 5, 1996. As of March 31, 1996, no amounts were outstanding on this line. This line, which is secured by equipment, requires the Company to maintain minimum cash balances and a minimum net worth and to repay any outstanding amounts in 33 equal monthly installments. The Company has no material commitments for capital expenditures as of March 31, 1996.

     The Company successfully completed a public offering of 2,500,000 shares of its Common Stock in May 1996. The Company believes that the net proceeds from this offering together with the cash and marketable securities balance at March 31, 1996 and the interest income thereon, should be sufficient to fund its operating expenses and capital requirements as currently planned through 1998. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, results of clinical trials, new relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA regulatory process and other factors. Adequate funds for these purposes, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies under terms that the Company might otherwise find unacceptable.

     The discussion contained in this Item as well as elsewhere in this Quarterly Report on Form 10-Q may contain forward looking statements based on the current expectations of the Company's management. There are certain factors that could cause results to differ from those anticipated by the statements made herein, including, but not limited to: technical risks associated with the development of new products; continued progress of clinical trials of the Company's pharmaceuticals; the continued availability of raw material for the Company's pharmaceuticals; the Company's ability to continue to establish collaborative arrangements with third parties; and the competitive environment of the biotechnology and pharmaceutical industries. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

              See the Exhibit Index on page 11 hereto.

(b)     Reports on Form 8-K.

              March 1, 1996: Reporting the adoption of a Shareholder Rights Plan and the execution of a Rights Agreement in connection therewith.

                          GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                  March 31 1996

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    GELTEX PHARMACEUTICALS, INC.

     DATE: May 13, 1996                    BY:      /s/Mark Skaletsky
                                                    ---------------------------
                                                    Mark Skaletsky
                                                    Duly Authorized Officer and
                                                    Principal Financial Officer

                                        EXHIBIT INDEX

 Exhibit Number                        Description                        Page
 --------------                        -----------                        ----

     11.1           Statement re: computation of per share earnings        12

       27            Financial Data Schedule
                     (filed with electronic submission only)