Form 10-Q
period 1996-06-30
GELTEX PHARMACEUTICALS INC
filed 1996-08-12
CIK 1001425

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                For the transition period from          to
                                               --------    --------

                         Commission file number 0-26872

                          GELTEX PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         04-3136767
- -------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


             303 Bear Hill Road
          Waltham, Massachusetts                                  02154
- ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                                  617-290-5888
                           -------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         Class                               Outstanding at June 30, 1996
- ----------------------------                 ----------------------------

Common Stock, $.01 par value                          13,498,138
                                             ----------------------------

          THIS IS PAGE 1 OF 14 PAGES. THE EXHIBIT INDEX IS ON PAGE 13.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


                                                                       Page No.
PART I   FINANCIAL INFORMATION

         ITEM 1    Financial Statements

                     Condensed Balance Sheets as of June 30, 1996
                     and December 31, 1995.................................. 3

                     Condensed Statements of Operations for the three
                     months ended June 30, 1996 and 1995.................... 4

                     Condensed Statements of Operations for the six
                     months ended June 30, 1996 and 1995, and for the
                     period November 15, 1991 (date
                     of inception) through June 30, 1996.................... 5

                     Condensed Statements of Cash Flows for the six
                     months ended June 30, 1996 and 1995, and for the
                     period November 15, 1991 (date
                     of inception) through June 30, 1996.................... 6

                     Notes to Condensed Financial Statements................ 7


         ITEM 2      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.......... 8


PART II           OTHER INFORMATION

         ITEM 4      Submission of Matters to a Vote of Security Holders....10

         ITEM 6      Exhibits and Reports on Form 8-K.......................11


SIGNATURE.................................................................. 12

EXHIBIT INDEX.............................................................. 13

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                June 30,                 December 31,
                                                                                 1996                        1995
                                                                           ---------------              -------------
ASSETS
Current assets:
  Cash and cash equivalents........................................        $    24,887,634              $  12,179,988
  Marketable securities............................................             61,844,609                 20,995,110
  Prepaid expenses and other current assets........................              1,365,536                    572,864
                                                                           ---------------              -------------
Total current assets...............................................             88,097,779                 33,747,962
Long-term receivables..............................................                 20,000                     20,000
Property and equipment, net........................................              1,996,651                  1,948,788
Intangible assets, net.............................................                309,249                    276,527
                                                                           ---------------             --------------

                                                                           $    90,423,679                $35,993,277
                                                                           ===============                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..............................      $     1,477,315             $    1,388,416
  Current portion of long-term obligations...........................              557,339                    535,293
                                                                           ---------------             --------------
Total current liabilities............................................            2,034,654                  1,923,709
Long-term obligations, less current portion..........................              251,888                    419,569
Stockholders' equity:
     Undesignated Preferred Stock, $.01 par value; 5,000,000 shares
        authorized, none issued or outstanding.......................                   --                         --
  Common Stock, $.01 par value, 50,000,000, and 20,000,000
     shares authorized; 13,498,138 and 10,535,065 shares issued and outstanding at June 30, 1996 and December 31, 1995,
        respectively.................................................              134,981                    105,350
  Additional paid-in capital.........................................          105,229,485                 44,000,986
  Deferred compensation..............................................              (50,976)                   (55,825)
  Deficit accumulated during the development stage...................          (17,154,184)               (10,482,102)
  Unrealized gain (loss) on available-for-sale securities............              (22,169)                    81,590
                                                                           ----------------            --------------
Total stockholders' equity...........................................           88,137,137                 33,649,999
                                                                           ---------------             --------------
                                                                           $    90,423,679             $   35,993,277
                                                                           ===============             ==============

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three Months
                                                                     Ended June 30,
                                                           ---------------------------------
                                                                 1996             1995
                                                           --------------     --------------
Revenue:
   License fee and research revenue...................     $       47,544     $           --
   Research grant.....................................             63,767             57,372
                                                           --------------     --------------
Total revenue.........................................            111,311             57,372
Costs and expenses:
   Research and development...........................          4,229,261          1,595,428
   General and administrative.........................            714,696            394,952
                                                           --------------     --------------
Total costs and expenses..............................          4,943,957          1,990,380
                                                           --------------     --------------
Loss from operations..................................         (4,832,646)        (1,933,008)
Interest income.......................................            813,237            156,675
Interest expense......................................            (20,238)           (23,198)
                                                           ---------------    ---------------
Net loss..............................................     $   (4,039,647)    $   (1,799,531)
                                                           ===============    ===============
Net loss per share ...................................     $         (.32)    $         (.22)
                                                           ===============    ===============
Shares used in computing
   net loss per share ................................         12,457,000          8,018,000



    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                     For the Period
                                                                                                      November 15,
                                                                       Six Months                      1991 (date
                                                                     Ended June 30,                   of inception)
                                                           ---------------------------------             through
                                                                1996               1995              June 30 , 1996
                                                           --------------     --------------          -------------

Revenue:
   License fee and research revenue...................     $       47,544     $           --         $    3,797,544
   Research grant.....................................            213,589             57,372                370,999
                                                           --------------     --------------          -------------
Total revenue.........................................            261,133             57,372              4,168,543
Costs and expenses:
   Research and development...........................          6,792,471          2,557,904             18,042,913
   General and administrative.........................          1,283,229            786,868              5,336,284
                                                           --------------     --------------         --------------
Total costs and expenses..............................          8,075,700          3,344,772             23,379,197
                                                           --------------     --------------         --------------
Loss from operations..................................         (7,814,567)        (3,287,400)           (19,210,654)
Interest income.......................................          1,184,874            337,000              2,249,774
Interest expense......................................            (42,389)           (50,795)              (193,304)
                                                           --------------     --------------         --------------
Net loss..............................................     $   (6,672,082)    $   (3,001,195)        $  (17,154,184)
                                                           ==============     ==============         ==============
Net loss per share ...................................     $         (.58)    $         (.38)
                                                           =================  =================
Shares used in computing
   net loss per share ................................         11,516,000          8,003,000

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     For the Period
                                                                                                      November 15,
                                                                       Six Months                      1991 (date
                                                                     Ended June 30,                   of inception)
                                                           ---------------------------------             through
                                                                1996               1995               June 30 , 1996
                                                           --------------     --------------          --------------

OPERATING ACTIVITIES
Net loss.................................................. $   (6,672,082)    $   (3,001,195)         $  (17,154,184)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization .........................        325,037            173,421               1,245,506
   Issuance of Common Stock as compensation ..............             --                 --                   5,000
   Changes in operating assets and liabilities:
     Prepaid expenses and other current assets ...........       (792,672)           (59,008)             (1,365,536)
     Long-term receivables                                             --                 --                 (20,000)
     Accounts payable and accrued expenses ...............         88,899           (250,367)              1,477,315
                                                           --------------     --------------          --------------
Net cash used in operating activities.....................     (7,050,818)        (3,137,149)            (15,811,899)

INVESTING ACTIVITIES
Purchase of marketable securities.........................    (56,850,213)        (5,780,882)            (89,063,373)
Proceeds from sale and maturities of
  marketable securities                                        15,896,955          3,910,306              27,196,595
Purchase of intangible assets.............................       (111,119)           (76,076)               (520,877)
Purchase of property and equipment, net...................       (289,655)          (131,364)             (2,009,918)
                                                           --------------     --------------          --------------
Net cash used in investing activities.....................    (41,354,032)        (2,078,016)            (64,397,573)

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of
   issuance costs.........................................     61,200,999              2,902              87,556,769
Proceeds from employee stock purchase plan................         57,132                 --                  57,132
Sale of Preferred Stock, net of issuance costs............             --                 --              17,480,688
Proceeds from notes payable...............................             --            112,659                 735,000
Payments on notes payable and capital lease obligations...       (145,635)          (201,809)               (732,483)
                                                           --------------     --------------          --------------
Net cash provided by (used in) financing activities.......     61,112,496            (86,248)            105,097,106
                                                           --------------     --------------          --------------
Increase (decrease) in cash and cash equivalents..........     12,707,646         (5,301,413)             24,887,634
Cash and cash equivalents at beginning of period..........     12,179,988          6,560,110                      --
                                                           --------------     --------------          --------------
Cash and cash equivalents at end of period................ $   24,887,634     $    1,258,697          $   24,887,634
                                                           ==============     ==============          ==============
Schedule of noncash investing and financing activities:
     Purchase of intangible assets for Common Stock.......                                            $        2,700
     Issuance of Preferred Stock to cancel notes
       payable............................................                                            $      185,000
     Property and equipment acquired under capital
       leases.............................................                                            $      992,000

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements for the three and six months ended June 30, 1996 and 1995 and for the period November 15, 1991 (date of inception) through June 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

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


3.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         The Company earned revenues of $111,000 during the three months ended June 30, 1996 compared with $57,000 earned during the three months ended June 30, 1995. These revenues were earned under the Company's $2.0 million grant from the United States Department of Commerce's Advanced Technology Program and under one of the Company's collaborative agreements.

         The Company's total operating expenses for the three months ended June 30, 1996 were $4.9 million, as compared to $2.0 million during the three months ended June 30, 1995. Research and development expenses increased to $4.2 million for the three months ended June 30, 1996 from $1.6 million for the three months ended June 30, 1995 due primarily to increased third party expenses associated with the development of CholestaGel(R) and RenaGel(R) (including production of clinical trial material, toxicology studies, clinical trial expenses and process development expense) and increases in research and development personnel costs. General and administrative expenses increased to $715,000 for the three months ended June 30, 1996 from $395,000 for the three months ended June 30, 1995 due primarily to increased business development expenses and increased administrative personnel.

         Interest income increased to $813,000 for the three months ended June 30, 1996 from $157,000 for the three months ended June 30, 1995 due primarily to increases in cash balances attributable to the Company's sale of equity securities through its initial public offering in November 1995 and a secondary public offering in May 1996.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         The Company earned revenues of $261,000 during the six months ended June 30, 1996, as compared to $57,000 during the six months ended June 30, 1995. These revenues were earned under the Company's $2.0 million grant from the United States Department of Commerce's Advanced Technology Program and under one of the Company's collaborative agreements.

         The Company's total operating expenses for the six months ended June 30, 1996 were $8.1 million as compared to $3.3 million during the six months ended June 30, 1995. Research and development expenses increased to $6.8 million for the six months ended June 30, 1996 from $2.6 million for the six months ended June 30, 1995 due primarily to increased third party expenses associated with the development of CholestaGel(R) and RenaGel(R) (including production of clinical trial material, toxicology studies, clinical trial expenses and process development expenses) and increases in research and development personnel costs. General and Administrative expenses increased to $1.3 million for the six months ended June 30, 1996 from $787,000 for the six months ended June 30, 1995 due primarily to increased business development expenses and increased administrative personnel costs.

         Interest income increased to $1.2 million for the six months ended June 30, 1996 from $337,000 for the six months ended June 30, 1995 due primarily to the Company's sale of equity securities through its initial public offering in November 1995 and a secondary public offering in May 1996.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996, the Company had $86.7 million in cash, cash equivalents and marketable securities.

         The Company leases its administrative and research and development facilities under a long-term operating lease expiring in 2004 and certain leasehold improvements and equipment under capital leases expiring in 1997. In October 1995, the Company obtained a line of credit with a bank for $250,000 for the purchase of new equipment, which bears interest at the prime rate and is available through June 30, 1996. As of June 30, 1996, $118,000 was outstanding on this line. This line, which is secured by equipment, requires the Company to maintain minimum cash balances and a minimum net worth and to repay any outstanding amounts in 33 equal monthly installments. The Company has no material commitments for capital expenditures as of June 30, 1996.

         The Company successfully completed a public offering of 2,875,000 shares of its Common Stock in May 1996. The Company believes that the cash and marketable securities balance at June 30, 1996, which includes the net proceeds from the aforementioned offering, and the interest income thereon, should be sufficient to fund its operating expenses and capital requirements as currently planned through 1998. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, results of clinical trials, new relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the FDA regulatory process and other factors. Adequate funds for these purposes, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies under terms that the Company might otherwise find unacceptable.

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1996 Annual Meeting of Stockholders was held on May 20, 1996. The following is a description of the ten matters submitted to a vote of stockholders at such meeting and the results of voting.

(i) At the meeting eight directors were elected to the Company's Board of Directors as follows:

                                            Number of Shares           Number of Votes
                                            Voted For                  Withheld
                                            ----------------           ---------------
         Robert Carpenter                   7,705,528                  23,850
         Barbara A. Piette                  7,705,528                  23,850
         Ernest Parizeau                    7,705,528                  23,850
         Mark Skaletsky                     7,705,528                  23,850
         James Tananbaum                    7,676,528                  52,850
         Henri Termeer                      7,631,728                  97,650
         Jesse Treu                         7,705,528                  23,850
         George Whitesides                  7,705,528                  23,850

         There were no broker non-votes with respect to this matter.

(ii) The stockholders also approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, $.01 par value per share ("Common Stock"), from 20,000,000 to 50,000,000, as follows:

         Number of Shares Voted For: 7,677,028; Against: 46,650; Abstaining:
         5,700; Broker Non-Votes: 0.

(iii) The stockholders also approved a proposal to amend the Company's Restated Certificate of Incorporation to divide the Company's Board of Directors into three classes, as follows:

         Number of Shares Voted For: 6,487,433; Against: 106,425; Abstaining:
         5,700; Broker Non-Votes: 1,129,820.

(iv) The stockholders also approved a proposal to amend the Company's Restated Certificate of Incorporation to require the affirmative vote of at least 66 2/3% of the Company's outstanding capital stock entitled to vote thereon to authorize certain corporate transactions, as follows:

         Number of Shares Voted For: 6,335,533; Against: 258,525; Abstaining:
         5,500; Broker Non-Votes: 1,129,820.

(v) The stockholders also approved a proposal to amend the Company's Restated Certificate of Incorporation to prohibit stockholder action by written consent, as follows:

         Number of Shares Voted For: 8,434,533; Against: 112,575; Abstaining:
         52,450; Broker Non-Votes: 1,129,820.

(vi) The stockholders also approved amendments to the Company's 1992 Equity Incentive Plan (the "Equity Plan") to increase the aggregate number of shares of Common Stock for which awards may be granted under such plan from 1,325,000 shares to 1,725,000 shares and to limit the number of shares of Common Stock subject to awards that may be granted under the Equity Plan to any individual in any fiscal year to 250,000 shares, as follows:

         Number of Shares Voted For: 6,529,247; Against: 82,500; Abstaining:
         5,450; Broker Non-Votes: 1,112,181.

(vii) The stockholders also approved the Company's 1995 Director Stock Option Plan, as follows:

         Number of Shares Voted For: 6,602,652; Against: 12,725; Abstaining:
         1,820; Broker Non-Votes: 1,112,181.

(viii) The stockholders also approved the Company's 1995 Employee Stock Purchase Plan, as follows:

         Number of Shares Voted For: 6,610,977; Against: 5,200; Abstaining:
         1,020; Broker Non-Votes: 1,112,181.

(ix) The stockholders also approved the form of indemnification agreement for execution between the Company and its directors and officers, as follows:

         Number of Shares Voted For: 7,720,878; Against: 7,150; Abstaining:
         1,350; Broker Non-Votes; 0.

(x) The stockholders also approved the appointment of Ernst & Young LLP as independent accountants for the fiscal year ending December 31, 1996, as follows:

         Number of Shares Voted For: 7,728,028; Against: 250; Abstaining: 1,100; Broker Non-Votes; 0.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

             See the Exhibit Index on page 13 hereto.

 (b)     Reports on Form 8-K.

         During the three months ended June 30, 1996 the Company filed a Current Report on Form 8-K dated June 26, 1996 reporting that the Company had (i) received notice from Ono Pharmaceuticals Co., Ltd., that it had terminated its agreement to develop CholestaGel(R) non-absorbed cholesterol reducer for sale in Japan, China, Korea and Taiwan and (ii) initiated a multi-center dose refinement, Phase IIb clinical trial with CholestaGel in the United States.

                          GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                  JUNE 30, 1996

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GELTEX PHARMACEUTICALS, INC.

DATE:  August 12, 1996                 BY:      /s/ Mark Skaletsky
                                                -------------------------------
                                                Mark Skaletsky
                                                Duly Authorized Officer and
                                                Principal Financial Officer

                                  EXHIBIT INDEX

    Exhibit Number                         Description                              Page
    --------------                         -----------                              ----
         11.1              Statement re: computation of per share earnings           14

           27              Financial Data Schedule
                           (filed with electronic submission only)