Form 10-Q
period 1996-09-30
GELTEX PHARMACEUTICALS INC
filed 1996-11-08
CIK 1001425

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                         Commission file number 0-26872


                          GELTEX PHARMACEUTICALS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          04-3136767
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (IRS EmployerIdentification No.)
 incorporation or organization)


          303 Bear Hill Road
        Waltham, Massachusetts                                02154
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


                                  617-290-5888
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


             Class                          Outstanding at September 30, 1996
             -----                          ---------------------------------
    Common Stock, $.01 par value                       13,503,404



          THIS IS PAGE 1 OF 13 PAGES. THE EXHIBIT INDEX IS ON PAGE 12.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS




                                                                        PAGE NO.
                                                                        --------
PART I  FINANCIAL INFORMATION

        ITEM 1 Financial Statements

              Condensed Balance Sheets as of September 30, 1996
              and December 31, 1995......................................  3

              Condensed Statements of Operations for the three
              months ended September 30, 1996 and 1995...................  4

              Condensed Statements of Operations for the nine
              months ended September 30, 1996 and 1995, and
              for the period November 15, 1991 (date
              of inception) through September 30, 1996...................  5

              Condensed Statements of Cash Flows for the nine
              months ended September 30, 1996 and 1995, and
              for the period November 15, 1991 (date
              of inception) through September 30, 1996...................  6

              Notes to Condensed Financial Statements....................  7


        ITEM 2 Management's Discussion and Analysis of
              Financial Condition and Results of Operation...............  8


PART II OTHER INFORMATION

        ITEM 6 Exhibits and Reports on Form 8-K.......................... 10


SIGNATURE................................................................ 11

EXHIBIT INDEX............................................................ 12

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                             CONDENSED BALANCE SHEETS
                                                    (UNAUDITED)
                                                                                    September 30,    December 31,
                                                                                        1996             1995
                                                                                    -------------    ------------
ASSETS
Current assets:
         Cash and cash equivalent ................................................  $ 18,127,124     $ 12,179,988
         Marketable securities ...................................................    63,944,089       20,995,110
         Prepaid expenses and other current assets ...............................     1,414,355          572,864
                                                                                    ------------     ------------
Total current assets .............................................................    83,485,568       33,747,962
Long-term receivables ............................................................        20,000           20,000
Property and equipment, net ......................................................     2,208,555        1,948,788
Intangible assets, net ...........................................................       318,180          276,527
                                                                                    ------------     ------------
                                                                                    $ 86,032,303     $ 35,993,277
                                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable and accrued expenses ...................................  $  2,530,899     $  1,388,416
         Current portion of long-term obligations ................................       483,891          535,293
                                                                                    ------------     ------------
Total current liabilities ........................................................     3,014,790        1,923,709
Long-term obligations, less current portion ......................................       205,968          419,569
Stockholders' equity:
         Series A Junior Participating Preferred Stock, $.01 par value,
            500,000 shares authorized none issued or outstanding .................            --               --
         Undesignated Preferred Stock, $.01 par value, 4,500,000
            shares authorized, none issued or outstanding ........................            --               --
         Common Stock, $.01 par value, 50,000,000 and 20,000,000 shares authorized; 13,503,404 and 10,535,065 shares issued and outstanding
            at September 30, 1996 and December 31, 1995, respectively ............       135,034          105,350
         Additional paid-in capital ..............................................   105,222,173       44,000,986
         Deferred compensation ...................................................       (48,553)         (55,825)
         Deficit accumulated during the development stage ........................   (22,503,591)     (10,482,102)
         Unrealized gain on available-for-sale securities ........................         6,482           81,590
                                                                                    ------------     ------------
Total stockholders' equity .......................................................    82,811,545       33,649,999
                                                                                    ------------     ------------
                                                                                    $ 86,032,303     $ 35,993,277
                                                                                    ============     ============

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                               Three Months Ended September 30,
                                               --------------------------------
                                                     1996            1995
                                                     ----            ----
Revenue:
     License fee and research revenue ........   $    113,878     $        --
     Research grant ..........................        111,492          27,914
                                                 ------------     -----------
Total revenue ................................        225,370          27,914
Costs and expenses:
     Research and development ................      5,995,218       2,122,212
     General and administrative ..............        650,560         462,955
                                                 ------------     -----------
Total costs and expenses .....................      6,645,778       2,585,167
                                                 ------------     -----------
Loss from operations .........................     (6,420,408)     (2,557,253)
Interest income ..............................      1,087,028         150,067
Interest expense .............................        (16,027)        (23,675)
                                                 ------------     -----------
Net loss .....................................   $ (5,349,407)    $(2,430,861)
                                                 ============     ===========
Net loss per share ...........................   $       (.40)    $      (.33)
                                                 ============     ===========
Shares used in computing net loss per share ..     13,502,000       7,388,000


    The accompanying notes are an integral part of the financial statements.

                                  GELTEX PHARMACEUTICALS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                                 CONDENSED STATEMENT OF OPERATIONS
                                           (UNAUDITED)
                                                                         For the Period
                                                                          November 15,
                                                  Nine Months              1991 (date
                                              Ended September 30,         of inception)
                                              -------------------           through
                                             1996             1995     September 30, 1996
                                             ----             ----     ------------------
Revenue:
     License fee and research revenue    $    161,422     $        --     $  3,911,422

     Research grant .................         325,081          85,286          482,491
                                         ------------     -----------     ------------
Total revenue .......................         486,503          85,286        4,393,913
Costs and expenses:
     Research and development .......      12,787,689       4,680,116       24,038,131
     General and administrative .....       1,933,789       1,249,824        5,986,844
                                         ------------     -----------     ------------
Total costs and expenses ............      14,721,478       5,929,940       30,024,975
                                         ------------     -----------     ------------
Loss from operations ................     (14,234,975)     (5,844,654)     (25,631,062)
Interest income .....................       2,271,902         487,068        3,336,802
Interest expense ....................         (58,416)        (74,469)        (209,331)
                                         ------------     -----------     ------------
Net loss ............................    $(12,021,489)    $(5,432,055)    $(22,503,591)
                                         ============     ===========     ============
Net loss per share .........             $       (.99)    $      (.70)
                                         ============     ===========
Shares used in computing
     net loss per share .............      12,178,000       7,790,000


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                                                               For the Period
                                                                                                November 15,
                                                                    Nine Months                  1991 (date
                                                                 Ended September 30,            of inception)
                                                                 -------------------               through
                                                                1996             1995        September 30, 1996
                                                                ----             ----        ------------------

OPERATING ACTIVITIES
Net loss ..............................................     $(12,021,489)     $(5,432,055)     $ (22,503,591)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization .......................          531,766          343,610          1,452,235
  Issuance of Common Stock as compensation ............               --               --              5,000
  Changes in operating assets and liabilities:
    Prepaid expenses and other current assets .........         (841,491)        (120,344)        (1,414,355)
    Long-term receivables .............................               --               --            (20,000)
    Accounts payable and accrued expenses .............        1,142,483         (214,382)         2,530,899
                                                            ------------      -----------      -------------
Net cash used in operating activities .................      (11,188,731)      (5,423,171)       (19,949,812)

INVESTING ACTIVITIES
Purchase of marketable securities .....................      (73,783,760)      (6,808,692)      (105,996,920)
Proceeds from sale and maturities of
marketable securities .................................       30,759,674        8,293,470         42,059,314
Purchase of intangible assets .........................         (166,651)        (143,808)          (576,409)
Purchase of property and equipment, net ...............         (659,264)        (365,267)        (2,379,527)
                                                            ------------      -----------      -------------
Net cash provided by (used in) investing activities ...      (43,850,001)         975,703        (66,893,542)

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of
  issuance costs ......................................       61,193,739           49,783         87,549,509
Proceeds from employee stock purchase plan ............           57,132               --             57,132
Sale of Preferred Stock, net of issuance costs ........               --               --         17,480,688
Proceeds from lease financing of assets ...............               --          263,538            735,000
Payments on notes payable and capital lease obligations         (265,003)        (302,367)          (851,851)
                                                            ------------      -----------      -------------
Net cash provided by financing activities .............       60,985,868           10,954        104,970,478
                                                            ------------      -----------      -------------
Increase (decrease) in cash and cash equivalents ......        5,947,136       (4,436,514)        18,127,124
Cash and cash equivalents at beginning of period ......       12,179,988        6,560,110                 --
                                                            ------------      -----------      -------------
Cash and cash equivalents at end of period ............     $ 18,127,124      $ 2,123,596      $  18,127,124
                                                            ============      ===========      =============
Schedule of noncash investing and financing activities:
  Purchase of intangible assets
    for Common Stock ...................................                                       $       2,700
  Issuance of Preferred Stock to cancel
    notes payable .................................                                            $     185,000
  Property and equipment acquired
    under capital leases ...........................                                           $     992,000

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements for the three and nine months ended September 30, 1996 and 1995 and for the period November 15, 1991 (date of inception) through September 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 1995 included in the Company's Annual Report on Form 10-K (File Number 0-26872) as filed with the Securities and Exchange Commission.


2. NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of outstanding shares of Common Stock and Common Stock equivalents, assuming conversion of Series A, B and C Convertible Preferred Stock into shares of Common Stock as of their original date of issuance, which occurred upon the completion of the Company's initial public offering in November 1995, and the exercise of stock options and warrants (using the treasury stock method). Common Stock equivalent shares are excluded from the computation if their effect is anti-dilutive; however, pursuant to the requirements of the Securities and Exchange Commission, common equivalent shares relating to stock options (using the treasury stock method and the initial public offering price) issued during the twelve months prior to the initial public offering are included for all periods presented prior to June 30, 1995 whether or not they are anti-dilutive.


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



3. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     The Company earned revenues of $225,000 under the Company's $2.0 million grant from the United States Department of Commerce's Advanced Technology Program and under the Company's collaborative agreement during the three months ended September 30, 1996, compared with $28,000 earned under the grant during the three months ended September 30, 1995.

     The Company's total operating expenses for the three months ended September 30, 1996 were $6.6 million, as compared to $2.6 million during the three months ended September 30, 1995. Research and development expenses increased to $6.0 million for the three months ended September 30, 1996 from $2.1 million for the three months ended September 30, 1995 due primarily to increased third party expenses associated with the development of CholestaGel[Registered Trademark] and RenaGel[Registered Trademark] (including production of clinical trial material, toxicology studies, clinical trial expenses and process development expense) and increases in research and development personnel costs. General and administrative expenses increased to $651,000 for the three months ended September 30, 1996 from $463,000 for the three months ended September 30, 1995 due primarily to increased business development expenses and increased administrative personnel.

     Interest income increased to $1.1 million for the three months ended September 30, 1996 from $150,000 for the three months ended September 30, 1995 due primarily to increases in cash balances attributable to the Company's sale of equity securities through its initial public offering in November 1995 and a follow-on public offering in May 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     The Company earned revenues of $487,000 under the Company's $2.0 million grant from the United States Department of Commerce's Advanced Technology Program and under the Company's collaborative agreement during the nine months ended September 30, 1996, compared with $85,000 earned under the grant during the nine months ended September 30, 1995.

     The Company's total operating expenses for the nine months ended September 30, 1996 were $14.7 million as compared to $5.9 million during the nine months ended September 30, 1995. Research and development expenses increased to $12.8 million for the nine months ended September 30, 1996 from $4.7 million for the nine months ended September 30, 1995 due primarily to increased third party expenses associated with the development of CholestaGel[Registered Trademark] and RenaGel[Registered Trademark] (including production of clinical trial material, toxicology studies, clinical trial expenses and process development expenses) and increases in research and development personnel costs. General and administrative expenses increased to $1.9 million for the nine months ended September 30, 1996 from $1.2 million for the nine months ended September 30, 1995 due primarily to increased business development expenses and increased administrative personnel costs.

     Interest income increased to $2.3 million for the nine months ended September 30, 1996 from $487,000 for the nine months ended September 30, 1995 due primarily to increases in cash balances attributable to the Company's sale of equity securities through its initial public offering in November 1995 and a follow-on public offering in May 1996.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had $82.0 million in cash, cash equivalents and marketable securities.

     The Company leases its administrative and research and development facilities under a long-term operating lease expiring in 2004 and certain leasehold improvements and equipment under capital leases expiring in 1997. In October 1995, the Company obtained a line of credit with a bank for $250,000 for the purchase of new equipment, which bears interest at the prime rate. This line of credit expired on June 30, 1996. As of September 30, 1996, $107,000 was outstanding on this line. This line, which is secured by equipment, requires the Company to maintain minimum cash balances and a minimum net worth and to repay any outstanding amounts in 33 equal monthly installments. The Company has no material commitments for capital expenditures as of September 30, 1996.

     The Company successfully completed a public offering of 2,875,000 shares of its Common Stock in May 1996. The Company believes that the cash and marketable securities balance at September 30, 1996, which includes the net proceeds from the aforementioned offering, and the interest income thereon, should be sufficient to fund its operating expenses and capital requirements as currently planned through 1998. The foregoing forward looking statement is based on the current expectations of the Company's management. There are certain factors that could cause results to differ from those anticipated by the preceeding statement, including, but not limited to: results of research and development, results of clinical trials, new relationships with strategic partners, changes in the focus and direction of the Company's research and development programs, the FDA regulatory process and other factors.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

        See the Exhibit Index on page 12 hereto.

(b) Reports on Form 8-K.

        None.

                          GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1996


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GELTEX PHARMACEUTICALS, INC.


DATE: November 8, 1996                      BY: /s/ Mark Skaletsky
                                            ---------------------------
                                            Mark Skaletsky
                                            Duly Authorized Officer and
                                            Principal Financial Officer

                                  EXHIBIT INDEX

================================================================================

      Exhibit Number                Description                         Page

           11.1                Statement re: computation of per          13
                               share earnings

             27                Financial Data Schedule (filed
                               with electronic submission only)
================================================================================