Form 10-K405
period 1996-12-31
GELTEX PHARMACEUTICALS INC
filed 1997-03-28
CIK 1001425

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 1996


                         Commission File Number 0-26872
                                                -------
                          GELTEX PHARMACEUTICALS, INC.
                          ----------------------------
             (Exact name of Registrant as Specified in its Charter)


               Delaware                                         04-3136767
  -------------------------------                          -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

            303 Bear Hill Road
          Waltham, Massachusetts                                 02154
----------------------------------------                        --------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (617) 290-5888
                                                           --------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share
                                                            --------------------------------------
                                                                      (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value, based upon the closing sale price of the shares as reported by the NASDAQ National Market System, of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) at March 21, 1997 was $ 206,475,839.

     As of March 21, 1997, 13,524,002 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant's definitive Proxy Statement for its 1997 Annual
                  Meeting of Stockholders are incorporated by
              reference into Part III of this Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS
----------------

OVERVIEW

     GelTex Pharmaceuticals, Inc. ("GelTex" or the "Company") is developing non-absorbed, polymer-based pharmaceuticals that selectively bind and eliminate target substances from the intestinal tract. In January and March 1997, GelTex successfully completed two Phase III clinical studies of RenaGel(R) phosphate binder for the control of elevated phosphorus levels in chronic kidney failure patients. These studies showed that RenaGel significantly decreased average serum phosphorus levels. The Company intends to file a New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA") for RenaGel in the fourth quarter of 1997. In February 1997, GelTex completed two Phase II trials of CholestaGel(R) non-absorbed cholesterol reducer. The first study demonstrated clinically and statistically significant reductions in LDL cholesterol levels in patients with hypercholesterolemia (elevated cholesterol). The second study demonstrated similar cholesterol lowering activity between once daily and split dosing. The Company intends to initiate another Phase II study with a tablet formulation of CholestaGel in the second quarter of 1997. In 1996, the Company strengthened its efforts in the infectious disease area by increasing the size of the research team devoted to this program and focusing efforts in this area on Cryptosporidium parvum.

THE COMPANY'S TECHNOLOGY

     During the digestive process, the intestinal tract delivers nutrients and water to the bloodstream and eliminates waste products and indigestible materials through the bowel. Absorption of nutrients, electrolytes, water and certain digestive substances such as bile acids is controlled by the intestinal wall, which acts as a gateway from the intestines to the bloodstream, allowing small molecules to pass from the intestinal tract into the bloodstream and preventing larger molecules from entering circulation. Orally administered drugs are either absorbed through the intestinal wall into the bloodstream, or are non-absorbed and achieve their intended therapeutic effect by acting in the intestinal tract. Non-absorbed drugs are less likely to cause the toxicities associated with many absorbed drugs.

     GelTex's pharmaceuticals act in the intestinal tract without absorption into the bloodstream, thereby minimizing the potential for adverse effects. The Company's product development approach represents an advance in the use of polymer hydrogels as pharmaceuticals. The Company's technology combines an understanding of chemical interactions necessary for molecular recognition with the ability to design and synthesize polymer hydrogels. The Company's technology enables it to combine commercially available monomers that have distinct structural qualities to create proprietary, non-absorbed polymers that selectively bind target molecules. The Company designs its polymers to carry a high density of selective binding sites for the targeted molecules, making them potent at low dosage levels.

     GelTex's products are designed to be orally administered in capsule or tablet form. The hydrogels are not broken down during the digestive process and, as a result, are too large to be absorbed through the intestinal wall and into the bloodstream. As the hydrogels pass through the stomach and into the intestines, they selectively and tightly bind targeted molecules and absorb significant amounts of water, forming a soft, gelatinous material. In this form, the hydrogel passes easily through the intestinal tract and, with the attached target molecules, is excreted from the body.

     The Company's enabling technology offers the following benefits:

     * Broad Application to Diseases and Conditions. The Company believes its enabling technology is applicable to a broad range of diseases and conditions treatable through the intestinal tract such as elevated cholesterol, elevated phosphorus levels, certain infectious diseases, ulcers, and inflammatory bowel disease.

     * Low Risk of Adverse Side Effects. The Company's polymer-based products are designed to be non-absorbed and well tolerated. Since the products act only in the intestinal tract and are not absorbed into the bloodstream, they are less likely to cause the toxicities associated with many absorbed drugs.

     * Convenient Oral Dosage Form. The Company's polymer-based products are designed to be potent at low dosage levels, thereby permitting oral administration in a convenient capsule or tablet form.

PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

     The key elements of the Company's product development and commercialization strategy include: (i) applying the Company's polymer technology to produce drug therapies that act in the intestinal tract; (ii) producing pharmaceuticals for which there are major and well defined markets; (iii) producing pharmaceuticals that offer significant improvements over available therapies or treat diseases for which no effective therapy currently exists; and (iv) collaborating with strategic partners to fund and assist in product development activities, as well as the manufacture and distribution of the Company's products. The Company believes that the safety profile and well defined clinical pathways of its products have contributed to its clinical progress to date.

     The Company has novel pharmaceutical products in various stages of research and development for the treatment of elevated cholesterol, elevated phosphorus and C. parvum. The table below outlines the status of the Company's product development and research programs.


------------------------------------------------------------------------------------------------------------------
        PRODUCT/PROGRAM                          INTENDED INDICATIONS                        DEVELOPMENT STATUS
        ---------------                          --------------------                        ------------------
 RenaGel                       Control of elevated phosphorus levels in patients with    Phase IIb clinical trial
                               chronic kidney failure                                    completed in April 1996;
                                                                                         Phase III clinical trials
                                                                                         completed in March 1997

 CholestaGel                   Treatment of elevated cholesterol in patients with        Phase IIb and IIc
                               primary hypercholesterolemia (elevated low-density        clinical trials completed
                               lipoprotein (LDL) cholesterol)                            in February 1997; Phase
                                                                                         IId clinical trial
                                                                                         planned for mid-1997
 Infectious Diseases:
     C. parvum                 Treatment of cryptosporidiosis in                         Research
                               immunocompromised patients

 -----------
 Notes
 "Clinical trials" refers to testing in humans.  See "Government Regulation."

 "Research" includes the discovery or creation of prototype compounds, in vitro studies of those compounds and preliminary evaluation in animals.
------------------------------------------------------------------------------------------------------------------

     RENAGEL

     Overview

     The United States Health Care Financing Administration ("HCFA") estimates that in 1995 more than 200,000 patients in the United States underwent chronic dialysis treatment for end-stage kidney disease. According to HCFA, the number of end-stage kidney failure patients in the United States is increasing by 8% to 10% per year. In western Europe, the number of dialysis patients in 1995 was estimated to be 159,000 and to be increasing by approximately 5% to 7% per year. In Japan, the number of dialysis patients in 1995 was estimated to be 138,000 and to be increasing by approximately 6% per year.

     Control of blood phosphorus levels is central to the prevention of renal bone disease in patients with chronic kidney failure. Phosphate is absorbed into the bloodstream through the small intestine from protein-rich high-phosphate foods such as meat, fish and dairy products. Healthy kidneys maintain a delicate balance between phosphorus and calcium levels in the blood by excreting excess phosphorus in the urine. In patients with chronic kidney failure, the kidneys are unable to remove enough phosphorus to maintain the necessary balance. Elevated phosphorus levels signal the body to excrete parathyroid hormone (PTH), which breaks down bone to release calcium into the blood in an effort to reestablish the balance between calcium and phosphorus. Chronic kidney failure patients with uncontrolled elevated phosphorus levels (hyperphosphatemia) experience bone loss as well as calcification of the circulatory system caused by excessive amounts of phosphorus and calcium in the blood.

     To reduce elevated phosphorous levels, nearly all dialysis patients use some form of phosphate binder, currently the only available treatment for hyperphosphatemia. Phosphate binders bind dietary phosphate in the intestinal tract, thereby preventing its absorption into the bloodstream. The Company estimates that the worldwide market for phosphate binders for dialysis patients is $300 million. In addition to the dialysis population, many patients in the early stages of chronic kidney failure (the pre-dialysis population) use phosphate binders. An estimated 600,000 Americans can be classified as pre-dialysis patients.

     Currently available phosphate binders include calcium acetate, the only FDA-approved phosphate binder, and calcium carbonate and aluminum hydroxide, neither of which is approved in the United States for the control of hyperphosphatemia in patients with chronic kidney failure. Calcium acetate and calcium carbonate, the most commonly used agents, must be taken at sufficient doses to achieve adequate reductions in phosphate absorption, which can lead to constipation and noncompliance. In addition, calcium therapy requires frequent monitoring because its use can cause dangerous elevations of blood calcium levels (hypercalcemia). Hypercalcemia occurs in 25% to 50% of patients taking calcium-based binders. Aluminum hydroxide is more effective at lower doses than calcium acetate or calcium carbonate, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia (softening of the bones) and dialysis dementia (deterioration of intellectual function). The Company believes that a non-absorbed, non-calcium-based phosphate binder will offer significant benefits in the treatment of hyperphosphatemia in patients with chronic kidney failure.

     RenaGel Phosphate Binder

     GelTex is developing RenaGel phosphate binder, an orally administered, non-absorbed hydrogel intended to control hyperphosphatemia in patients with chronic kidney failure. The product is designed to provide significant advantages over currently available phosphate binders. RenaGel binds dietary phosphate without the use of either calcium or aluminum and, therefore, will not cause hypercalcemia or aluminum toxicities. The Company intends to supply RenaGel in a convenient capsule form that is more palatable than the chalky chewable and acidic uncoated tablet forms of currently available phosphate binders.

     The Company filed an Investigational New Drug Application ("IND") for RenaGel with the FDA in November 1994. In December 1994, the Company initiated a double-blind, randomized, placebo-controlled, dose-escalation Phase I clinical trial, designed to establish safety, toleration and phosphate binding efficacy in 24 healthy volunteers. The trial demonstrated that RenaGel was well tolerated, and all subjects completed the trial without any drug-related adverse reactions. The trial also demonstrated a dose-dependent decrease in urinary phosphorus excretion, indicating that RenaGel bound dietary phosphate, leaving less to be absorbed into the bloodstream.

     The safety, efficacy and tolerability of RenaGel in 36 patients on dialysis was studied in a double-blind, randomized, cross-over, placebo-controlled Phase IIa clinical trial completed in August 1995. This study was designed to demonstrate that RenaGel is equivalent in potency to currently available calcium-based phosphate binders. In this study, RenaGel was shown to be safe and well tolerated by patients on dialysis. All patients completed drug treatment, and the adverse reaction profile of RenaGel was similar to that of the placebo. This trial demonstrated that RenaGel produces a dose-dependent decrease in serum phosphorus levels and is approximately equal in potency to the currently available calcium-based phosphate binders.

     The Company completed a two month open-label, dose titration Phase IIb clinical trial in 48 dialysis patients in April 1996 at five clinical sites. This trial design followed the expected treatment regimen for RenaGel, which will involve initiation of therapy at a low dose, followed by bi-weekly dose titration until the dose reflects the unique dietary phosphate intake of each patient. Results of this trial demonstrated that RenaGel significantly decreased serum phosphorus without increasing serum calcium, while maintaining adequate control of PTH levels.

     GelTex initiated two pivotal Phase III clinical trials with RenaGel in June 1996. These studies were completed in the first quarter of 1997. The first trial, a 172-patient open-label placebo controlled study, confirmed and expanded the results of the Company's Phase IIb study, demonstrating RenaGel's ability to control phosphate levels without elevating calcium levels. Results of this study also suggest that reducing phosphorus levels in the absence of calcium supplementation can aid in the control of PTH levels.

     The second Phase III study, an 82-patient crossover study, was designed to compare the safety and efficacy of RenaGel with that of calcium acetate (PhosLo(R)). A preliminary analysis of the results of this trial shows that RenaGel is as effective as calcium acetate in reducing serum phosphorus levels with significantly fewer incidents of hypercalcemia. The Company expects to file a NDA for RenaGel with the FDA in the fourth quarter of 1997.

     In December 1994, GelTex granted Chugai Pharmaceutical Co., Ltd. ("Chugai") an exclusive license to develop and commercialize RenaGel in Japan and other Pacific Rim countries. See "Development and Marketing Agreements."

     CHOLESTAGEL

     Overview

     Elevated LDL cholesterol (hypercholesterolemia) has been widely recognized as a significant risk factor for coronary heart disease since the mid-1980s. As a result of the increased awareness and the broad prevalence of elevated LDL cholesterol, cholesterol-reducing drugs have emerged as one of the largest and fastest growing pharmaceutical product categories. Worldwide, more than 21 million people used cholesterol-reducing drugs in 1996, representing a global market exceeding $6 billion.

     While the risks of hypercholesterolemia are well recognized, the condition remains significantly under-treated worldwide. According to a 1993 report from the National Cholesterol Education Program ("NCEP") of the National Institutes of Health, an estimated 65 million Americans have elevated cholesterol levels. Of these, 13 million would require both drug and diet therapy to achieve adequate reductions in cholesterol levels. A separate 1993 study showed that only 5 million Americans were receiving cholesterol-reducing drugs. Worldwide, only an estimated one-third of individuals who should be receiving cholesterol-reducing drugs are receiving therapy. The market for cholesterol-reducing drugs is expected to grow as awareness and diagnosis continue to increase.

     Physicians frequently prescribe a low fat, low cholesterol diet (the NCEP Step I diet) as an initial approach to lowering elevated cholesterol. In cases where dietary changes alone do not adequately lower a patient's cholesterol levels, drug therapy may be needed. Physicians have the option of prescribing one of two types of therapies: non-absorbed cholesterol-reducing drugs (i.e., bile acid sequestrants) or several classes of absorbed agents. One class of absorbed agents is the HMG-CoA reductase inhibitors, the most widely prescribed class of cholesterol-reducing agents in the United States. Worldwide sales of the three leading HMG-CoA reductase inhibitors each exceeded $1 billion in 1995. These drugs work by blocking cholesterol synthesis and enhancing the liver's ability to clear LDL cholesterol from the blood.

     Bile acid sequestrants, an alternative therapy to absorbed agents such as HMG-CoA reductase inhibitors, have been marketed for decades. Bile acids are synthesized by the liver from cholesterol and secreted into the intestines to aid digestion of fats. Bile acid sequestrants bind to bile acids in the intestinal tract and increase their excretion from the body. To replenish the bile acid pool, the liver draws cholesterol from the bloodstream, resulting in a reduction in blood cholesterol levels. Bile acid sequestrants work without entering the bloodstream and are generally regarded as safer than absorbed agents such as HMG-CoA reductase inhibitors, which require frequent liver function tests. Since cholesterol-reducing therapy typically involves a life-long drug regimen, many doctors prescribe bile acid sequestrants as first-line drug therapy, especially for primary prevention and in younger patients.

     Sales of bile acid sequestrants in the United States exceeded $140 million in 1995. The most widely prescribed bile acid sequestrant in the United States is cholestyramine, a polymer resin which is based on a single monomer. Cholestyramine is an inefficient and weak binder of bile acids and, therefore, must be taken in large quantities. Typically, patients must drink a mixture of two to three tablespoons of cholestyramine in eight ounces of water twice a day. The unpleasant intestinal side effects and necessarily large doses of currently available bile acid sequestrants prompt many patients to discontinue this therapy. As a result, many physicians either switch patients to or initially prescribe HMG-CoA reductase inhibitors. The Company believes that CholestaGel, a bile acid sequestrant with improved efficacy and tolerability in a convenient capsule or tablet form, will increase patient acceptance and use of bile acid sequestrant therapy.

     CholestaGel Non-Absorbed Cholesterol Reducer

     GelTex is developing CholestaGel, an orally administered, non-absorbed hydrogel intended to reduce elevated LDL cholesterol levels in patients with hypercholesterolemia. The Company believes that the structural design of CholestaGel represents a significant advance over existing bile acid sequestrants in that it carries a high density of bile acid binding sites, making it more potent at lower doses than currently marketed agents. The Company expects CholestaGel to meet the needs of the market for a non-absorbed cholesterol-reducing drug that is safe and well tolerated in long term use, that is effective at low doses and is available in a convenient capsule or tablet form.

     CholestaGel may be particularly appropriate therapy for young people with elevated cholesterol levels who may be on therapy for the rest of their lives. CholestaGel may also expand treatment of mild-to-moderate cholesterol elevations (LDL cholesterol from 130 to 160 mg/dL) by giving physicians a safer therapy to prescribe to patients at lower risk of coronary heart disease. In addition, those patients with established coronary heart disease may benefit by combining low doses of CholestaGel and HMG-CoA reductase inhibitors, since currently available bile acid sequestrants are approved for use in combination with HMG-CoA reductase inhibitors.

     The Company filed an IND for CholestaGel with the FDA in May 1995. In June 1995, the Company initiated a double-blind, placebo-controlled, dose-escalation Phase I clinical trial in 24 healthy volunteers to assess the safety and tolerability of CholestaGel. Data from this trial indicate that CholestaGel was well tolerated by all subjects at all dosage levels, and there were no drug-related adverse events. In addition, CholestaGel caused a significant dose-dependent reduction in LDL cholesterol in healthy volunteers. Even though the starting cholesterol levels of the subjects were low, the use of CholestaGel resulted in statistically significant reductions of LDL cholesterol in all dosage groups.

     In March 1996, the Company completed a Phase IIa study of CholestaGel initiated in August 1995. This double-blind, placebo-controlled, dose-ranging study was designed to evaluate the safety, tolerability and lipid-lowering efficacy of CholestaGel in subjects with LDL cholesterol levels exceeding 160 mg/dL. Analysis of the data from this study indicates that patients receiving
1.2 grams b.i.d. (twice daily) of CholestaGel experienced an average 27 mg/dL (15%) reduction in LDL cholesterol, and patients receiving 3.6 grams b.i.d. experienced an average 50 mg/dL (29%) reduction. Patients receiving placebo experienced no meaningful change in LDL cholesterol levels. No dose-limiting side effects were reported.

     In February 1997, the Company completed a Phase IIb, 147-patient dose ranging study looking at four dose levels of CholestaGel. Preliminary analysis of the data from this study indicates patients receiving 1 to 6 grams b.i.d. of CholestaGel experienced an average 30 mg/dL (15%) reduction in LDL cholesterol and patients receiving 2.0 grams b.i.d. experienced an average 35 mg/dL (17%) reduction. This study also showed that CholestaGel was well tolerated with a lack of gastrointestinal side effects such as constipation, which are significant problems with existing bile acid sequestrants.

     In February 1997, the Company also completed a Phase IIc clinical trial of CholestaGel. This study compared once daily dosing versus twice daily dosing in 119 patients. All patients took a total of 1.6 grams per day. Results of this study indicate that once daily dosing is at least as effective as split dosing.

     The Phase IIb and IIc studies were conducted with CholestaGel material manufactured by an improved process which extends the shelf life of the product and lowers the cost of goods without affecting the cholesterol lowering activity of the product. The Company intends to initiate a Phase IId study in the second quarter of 1997 to test what it believes to be the optimum dosage form of CholestaGel, a 650 mg tablet.

     The Company is continuing to conduct research regarding potential additional benefits of cholesterol-reduction with CholestaGel. The Company is conducting animal studies to examine the effects of CholestaGel on the early stages of atherosclerosis formation (fat deposits on the artery wall). In these experiments, animals fed diets high in fat develop high cholesterol and widespread arterial fat deposits similar to those found in humans. When these animals are treated with CholestaGel, blood cholesterol levels are reduced and fat deposition on the artery walls is decreased or prevented. In addition to this research, the Company is continuing to identify more potent bile acid sequestering polymers and has synthesized several candidates.

     In June 1996, the Company received notice from Ono Pharmaceutical Co., Ltd., that it had terminated its agreement to develop CholestaGel in Japan, China, Korea and Taiwan. Upon such termination, GelTex reacquired all rights to the product in those countries.

     INFECTIOUS DISEASE RESEARCH

     Overview

     The Company is applying its expertise in polymer chemistry and molecular recognition technology to develop polymers designed to treat infectious diseases in the intestinal tract by mimicking the body's natural antibody response to pathogens. In addition to the Company's internal drug discovery and screening programs, GelTex is collaborating with researchers at Kansas State University, Tufts University and the VA Palo Alto Healthcare System, who are developing or have established screening procedures and are testing the effectiveness of GelTex's compounds in treating targeted infectious diseases. These screening procedures use animal and cell culture models which enable the Company to receive information concerning its products in a short time period.

     Like antibodies, these polymers are intended to act by selectively recognizing, binding to and inactivating specific sites on the pathogen's surface that are used to infect cells on the intestinal wall. The Company believes that once these sites are blocked, infection will not continue to occur. The pathogens are then expected to pass through the intestinal tract and be excreted from the body. GelTex believes that the use of these polymers may be less likely than current antibiotic therapies to result in the development of microbial resistance.

     GelTex is focusing its research efforts in this area toward designing and testing polymers for the treatment of cryptosporidiosis. The Company chose this disorder because (i) no effective drug therapies exist, (ii) the potentially relevant molecular recognition fragments have been identified and (iii) disease models are available for testing drug candidates for this condition. In November 1994, GelTex was awarded a $2 million grant from the United States Department of Commerce's Advanced Technology Program. The grant, which is administered by the National Institute of Standards and Technology, provides partial funding for this program distributable over a three year period.

     Cryptosporidium  parvum

     C. parvum is a water borne parasite that can cause cryptosporidiosis, a debilitating diarrheal disease. In healthy individuals, the immune system is able to control and eradicate the parasite within 7 to 14 days of infection. In those individuals with compromised immune function, such as patients with AIDS and immunosuppressed transplant recipients, the immune system cannot clear the parasite for months or even years. Patients become rapidly dehydrated, must be hospitalized for long periods of time and sometimes die from the symptoms of the infection. There is currently no effective therapy for cryptosporidiosis. Each year, approximately 10% to 15% of the United States AIDS population develops cryptosporidiosis.

     C. parvum colonizes epithelial cells on the surface of the intestinal tract. During the course of its life cycle, the parasite produces spores (merozoites) which float freely for a period of time in the intestinal lumen before infecting new cells. GelTex is designing polymers that will bind to C. parvum merozoites during this free-floating period. Both epithelial cells and C. parvum have short life-spans and are shed from the intestinal wall in a matter of days. Thus, the Company believes that a polymer ingested over the course of several days would bind and eliminate each new generation of merozoites, preventing the infection of new epithelial cells and reducing colonization or eliminating the pathogen from the intestinal tract.


     OTHER APPLICATIONS OF GELTEX'S TECHNOLOGY

     In addition to its development programs and infectious disease research, the Company is currently evaluating a number of other product development opportunities using its technology. Specifically, the Company believes that conditions of the intestinal tract such as ulcers and inflammatory bowel diseases could be treated with polymer-based products developed using the Company's enabling technology.

DEVELOPMENT AND MARKETING AGREEMENTS

     GelTex intends to commercialize its products through development and marketing agreements with pharmaceutical companies. GelTex expects that such agreements will provide the Company with (i) financial support in the form of license, research and development and/or milestone payments, (ii) capabilities in research and development and sales and marketing and (iii) a revenue stream on product sales following regulatory approvals. The Company currently has a major development and marketing agreement in effect with Chugai.

     In December 1994, GelTex granted Chugai an exclusive license to develop and commercialize RenaGel in Japan and other Pacific Rim countries. Chugai, a leading Japanese pharmaceutical company, is the largest distributor in Japan of rHuEPO, a product which is used to treat anemia in patients with chronic kidney failure.

     The agreement provides for Chugai to fund the development of RenaGel in Japan and other Pacific Rim countries and grants Chugai the exclusive right to manufacture and market the product in the territory. Under the agreement, Chugai made an upfront license payment to GelTex and has agreed to make milestone payments to GelTex, payable throughout the development process in Japan. Chugai will pay a royalty to GelTex on net product sales in the territory. Chugai has the right to terminate the agreement on short notice at any time prior to product approval in Japan. Termination will relieve Chugai of any further payment obligations under the agreement and will end any license granted to Chugai by GelTex. In December 1996, Chugai informed the Company that it had initiated a Phase I clinical trial for RenaGel in Japan, resulting in a $1 million milestone payment to GelTex.

RAW MATERIAL AND MANUFACTURING

     The Company's two lead products are manufactured from a raw material for which the Company has a single source of supply. The supplier has a composition of matter patent covering the material, and the Company believes that no additional suppliers have been licensed. In order to address issues of supply of this raw material, the Company has entered negotiations with the supplier to obtain a manufacturing license. Should the Company or its corporate partners be unable to secure an adequate supply of the material or to secure such supply at commercially reasonable rates, the Company may be unable to commercialize these products as planned.

     The Company has chosen not to build the capacity to manufacture its potential products and, therefore, purchases from third party manufacturers its compounds for preclinical research and clinical trial purposes and expects to be dependent on third party manufacturers for commercial production. The Company believes that it will be able to negotiate arrangements with third party manufacturers on commercially reasonable terms and that it will not be necessary for it to develop internal manufacturing capability in order to successfully commercialize its products. The Company does not have long term, fixed price manufacturing agreements with respect to RenaGel or CholestaGel with any suppliers. In the event that the Company is unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, it may need to acquire manufacturing capability or it may be unable to commercialize its products as planned.

     The Company has obtained pharmaceutical grade bulk production quantities of its lead compounds, RenaGel and CholestaGel from two suppliers (one for each compound). This bulk production is being used in clinical trials of these products. The Company is continuing to work with its third party manufacturers to optimize processes for the manufacture of commercial quantities of RenaGel and CholestaGel. In the event the continuing process development work is not successful, the Company's profit margins could be adversely affected.

     The Company is currently exploring relationships with other suppliers to complement its relationships with its existing suppliers. The Company has established a quality control program, including a set of standard operating procedures, intended to ensure that third party manufacturers under contract produce the Company's compounds in accordance with the FDA's current Good Manufacturing Practices.

     The production of GelTex's compounds is based in part on technology that the Company believes to be proprietary. GelTex maintains confidentiality agreements, contractual arrangements and patent filings to protect this proprietary knowledge. In the event that such manufacturers fail to abide by the limitations or confidentiality restrictions in the manufacturing arrangements, the proprietary nature of GelTex's technology could be adversely affected and, consequently, any competitive advantage that GelTex has achieved as a result of the proprietary nature of this technology could be jeopardized.

PATENTS, TRADE SECRETS AND LICENSES

     Protection of the Company's proprietary rights is important to maintaining its competitive position. The Company actively seeks, when appropriate, protection for its products and proprietary information by means of United States and foreign patents, trademarks and contractual arrangements. In addition, the Company relies upon trade secrets and contractual arrangements to protect certain of its proprietary information and products.

     The Company has three issued U.S. patents. The first, covers technology related to RenaGel and a class of other orally administered non-absorbed phosphate-binding polymers and their use in the treatment of hyperphosphatemia. The second covers methods of binding iron in the gastrointestinal tract with non-absorbed, polymer-based pharmaceuticals, thereby reducing iron absorption into the bloodstream. The third, issued in March 1996, covers technology related to CholestaGel and other polymeric materials. The Company also has approximately 16 pending United States patent applications and has filed approximately 37 international and foreign counterparts. There can be no assurance that any patents will issue from any of the Company's patent applications. Further, there can be no assurance that any current or future patents will provide the Company with significant protection against competitive products or otherwise be of commercial value.

     Much of the Company's technology and many of its processes are dependent upon the knowledge, experience and skills of its scientific and technical personnel. To protect its rights to its proprietary know-how and technology, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company. These agreements require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by employees, consultants, advisors and, when possible, collaborators. There can be no assurance that these agreements will effectively prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure. Furthermore, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technology.

COMPETITION

     The pharmaceutical industry is intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in activities similar to those of the Company, including research and development of products for hypercholesterolemia, hyperphosphatemia and cryptosporidiosis.

     In the cholesterol-reduction field, products are currently available that address some of the needs of the market. These products include other bile acid sequestrants, HMG-CoA reductase inhibitors, fibric acid derivatives and niacin. In 1995, sales of HMG-CoA reductase inhibitors represented approximately 74% of the market for cholesterol-reducing drugs sold in the United States. Worldwide sales of the three leading HMG-CoA reductase inhibitors each exceeded $1 billion in 1995. Bile acid sequestrants work without entering the bloodstream and are generally regarded as safer than absorbed agents such as HMG-CoA reductase inhibitors, which require frequent liver function tests. However, the unpleasant intestinal side affects and necessarily large doses of currently available bile acid sequestrants prompt many patients to discontinue this therapy. The most widely prescribed bile acid sequestrant in the United States is cholestyramine, a polymer resin which is based on a single monomer.

Cholestyramine is an inefficient and weak binder of bile acids and, therefore, must be taken in large quantities. The Company believes that CholestaGel will effectively compete with currently available bile acid sequestrants by offering improved efficacy and tolerability and a more palatable formulation than that of currently available bile acid sequestrants. However, currently marketed products often have a significant competitive advantage over new entrants, and there can be no assurance that the Company will be able to secure a sufficient percentage of its targeted market to meet its current revenue projections. Failure to do so will adversely affect the Company's ability to achieve and sustain profitability. See "CholestaGel-CholestaGel Non-Absorbed Cholesterol Reducer."

     Phosphate binders are currently the only available treatment for hyperphosphatemia. There are several phosphate binders available. A prescription calcium acetate preparation is currently the only product approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure. Other products used as phosphate binders include over-the-counter calcium- and aluminum-based antacids and dietary calcium supplements. Calcium acetate and calcium carbonate, the most commonly used agents, must be taken at sufficient doses to achieve adequate reductions in phosphate absorption, which can lead to constipation and noncompliance. In addition, calcium therapy requires frequent monitoring because its use can cause dangerous elevations of blood calcium levels (hypercalcemia). Aluminum hydroxide is more effective at lower doses than calcium acetate or calcium carbonate, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia (softening of the bones) and dialysis dementia (deterioration of intellectual function). RenaGel binds dietary phosphate without the use of either calcium or aluminum and, therefore, will not cause hypercalcemia or aluminum toxicities. The Company believes that RenaGel will effectively compete with existing phosphate binders by offering an excellent tolerability profile and a more palatable formulation than that of currently available phosphate binders. However, currently marketed products often have a significant competitive advantage over new entrants, and there can be no assurance that the Company will be able to secure a sufficient percentage of its targeted market to meet its current revenue projections. Failure to do so will adversely affect the Company's ability to achieve and sustain profitability. See "RenaGel-RenaGel Phosphate Binder."

     In addition to currently available therapies, several of the Company's competitors are engaged in development activities and clinical trials of bile acid sequestrants and other types of cholesterol-reducing agents. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than the Company. These competitors may also compete with the Company in establishing development and marketing agreements with pharmaceutical companies. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which the Company is working.

GOVERNMENT REGULATION

     The development, manufacture and potential sale of therapeutics is subject to extensive regulation by United States and foreign governmental authorities. In particular, pharmaceutical products are subject to rigorous preclinical and clinical testing and to other approval requirements by the FDA in the United States under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act and by comparable agencies in most foreign countries.

     Before testing of any agents with potential therapeutic value in healthy human test subjects or patients may begin, stringent government requirements for preclinical data must be satisfied. The data, obtained from studies in several animal species, as well as from laboratory studies, are submitted in an IND application or its equivalent in countries outside the United States where clinical studies are to be conducted. The preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, which frequently begins with the initial introduction of the compound into healthy human subjects prior to introduction into patients, the product is tested for safety, adverse affects, dosage, tolerance, absorption, metabolism, excretion and clinical pharmacology. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specific indication, to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at geographically dispersed study sites, in order to determine the overall risk-benefit ratio of the compound and to provide an adequate basis for product labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

     Data from preclinical and clinical trials are submitted to the FDA as a NDA for marketing approval and to other health authorities as a marketing authorization application. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources. Preparing a NDA or marketing authorization application involves considerable data collection, verification, analysis and expense, and there can be no assurance that FDA or any other health authority approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny a NDA or marketing authorization application if the authority's regulatory criteria are not satisfied or may require additional testing or information.

     Even after initial FDA or other health authority approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or other regulatory authorities may require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling or a change in manufacturing facility, an application seeking approval of such changes will be required to be submitted to the FDA or other regulatory authority.

     Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements. Further, the FDA regulates the export of products produced in the United States and may prohibit the export even if such products are approved for sale in other countries.

     In addition to the statutes and regulations described above, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resources Conservation and Recovery Act and other present and potential future federal, state and local regulations, and by the Nuclear Regulatory Commission.

     Completing the multitude of steps necessary before marketing can begin requires the expenditure of considerable resources and a lengthy period of time. Delay or failure in obtaining the required approvals, clearances, permits or inclusions by the Company, its corporate partners or its licensees would have a materially adverse effect on the ability of the Company to generate sales or royalty revenue. The impact of new or changed laws or regulations cannot be predicted with any accuracy.

HUMAN RESOURCES

     As of March 24, 1997, GelTex had 45 full-time employees. Thirty-two of these individuals (13 of whom hold Ph.D. or M.D. degrees) are involved in research and development, and thirteen are in general and administrative functions. Members of the Company's scientific advisory board come from a number of different disciplines, with expertise in polymer chemistry, medicinal chemistry, molecular recognition, clinical pharmacology and clinical medicine. See "Management - Executive Officers" and "- Scientific and Bile Acid Advisory Boards."

RESEARCH AND DEVELOPMENT COSTS

     The information required by Item 101(c)(xi) of Regulation S-K is incorporated by reference from Part II, Item 8 "Financial Statements and Supplementary Data" and specifically from the "Statement of Operations" set forth on page F-4 of the Company's attached financial statements.

ITEM 1(a) MANAGEMENT
--------------------

EXECUTIVE OFFICERS

     The executive officers of the Company, who are elected to serve at the discretion of the Board of Directors, are as follows:

         NAME                  AGE                     POSITION
         ----                  ---                     --------

Mark Skaletsky                 48        President, Chief Executive Officer,
                                         Treasurer and Director

Dennis Goldberg, Ph.D.         48        Vice President, Product Development and
                                         Regulatory Affairs

W. Harry Mandeville, Ph.D.     47        Vice President, Chemical Technology

Joseph Tyler                   46        Vice President, Manufacturing


     MARK SKALETSKY, President, Chief Executive Officer, Treasurer and Director. Mr. Skaletsky joined GelTex in May 1993 as President, Chief Executive Officer and a Director of the Company and has served as Treasurer of the Company since August 1993. Mr. Skaletsky previously served from 1988 to 1993 as Chairman and Chief Executive Officer of Enzytech, Inc., a biotechnology company, and President and Chief Operating Officer of Biogen, Inc., a biotechnology company, from 1983 to 1988. He is a director of Isis Pharmaceuticals, Inc. Mr. Skaletsky received his B.S. in Finance from Bentley College.

     DENNIS GOLDBERG, PH.D., Vice President, Product Development and Regulatory Affairs. Dr. Goldberg joined GelTex in October 1993 from Transcend Therapeutics, Inc. (formerly Free Radical Sciences, Inc.), a pharmaceutical company, where he was a co-founder and served as Vice President, Research and Development since 1993. From 1990 to 1993, he was Director, Research and Development at Clintec Nutrition Co., a clinical nutrition and pharmaceutical company which is a joint venture between Baxter Healthcare, Inc. and Nestle S.A. Dr. Goldberg received his Ph.D. in Physiology and Biochemistry from Temple University.

     W. HARRY MANDEVILLE, PH.D., Vice President, Chemical Technology. Dr. Mandeville joined the Company in 1992 from his position as Director, Research, Development and Engineering, Chemical Products Group at the Waters Chromatography Division of Millipore Corp., an analytical instrumentation company, which he joined in 1987. Dr. Mandeville received his Ph.D. in Organic Chemistry from the Massachusetts Institute of Technology.

     JOSEPH TYLER, Vice President, Manufacturing. Mr. Tyler joined GelTex in April 1995 from Stryker Biotech, a medical device company, which he joined in 1992, serving as Director, Operations. From 1990 to 1992, Mr. Tyler was employed at Abbott Biotech (formerly Damon Biotech), a biologicals company, as Director, Manufacturing and later as General Manager. Mr. Tyler received his M.S. in Biochemical Engineering from Cornell University.

SCIENTIFIC AND BILE ACID ADVISORY BOARDS

     The Company's Scientific Advisory Board consists of individuals with demonstrated expertise in various fields who advise the Company concerning long-term scientific planning, research and development. Members also evaluate the Company's research programs, recommend personnel to the Company and advise the Company on technological matters. In addition to its Scientific Advisory Board, GelTex has established consulting relationships with a number of scientific and medical experts who advise the Company on a project-specific basis. One of the most important of these is the Company's Bile Acid Advisory Board, a group of leading experts in the field of bile acids and bile acid sequestrants who help to guide the Company's efforts in this area.

     No member of the Scientific Advisory Board or the Bile Acid Advisory Board is employed by the Company, and members may have other commitments to or consulting or advisory contracts with their employers or other entities that may conflict or compete with their obligations to the Company. Accordingly, such persons are expected to devote only a small portion of their time to the Company.

     The members of the Company's Scientific Advisory and Bile Acid Advisory
Boards are:

          NAME                                         PRINCIPAL OCCUPATION
          ----                                         --------------------
SCIENTIFIC ADVISORY BOARD

George Whitesides, Ph.D. (Chairman)            Mallinckrodt Professor of Chemistry,
                                                  Harvard University

Joseph Bonventre, M.D.                         Associate Professor of Medicine,
                                                  Harvard Medical School; Associate Professor
                                                  of Health Sciences and Technology,
                                                  Massachusetts Institute of Technology

Martin C. Carey, M.D., D.Sc.                   Professor of Medicine, Harvard University,
                                                  Brigham and Women's Hospital

John Thomas LaMont, M.D.                       Chief, Division of Gastroenterology,
                                                 Beth Israel Hospital; Charlotte F. & Irving W. Rabb
                                                 Professor of Medicine, Harvard Medical School

Andrew G. Plaut, M.D.                          Professor of Medicine, Tufts University School of Medicine;
                                                 Director, Core Center for Gastroenterology Research,
                                                 an NIH Center at New England Medical Center Hospital
                                                 and Tufts University School of Medicine


BILE ACID ADVISORY BOARD

Martin C. Carey, M.D., D.Sc.                   Professor of Medicine, Harvard University,
                                                  Brigham and Women's Hospital

Scott Grundy, M.D., Ph.D.                      Professor of Internal Medicine and BioChemistry
                                                 University of Texas Southwest Medical Center

Alan Hofmann, M.D., Ph.D.                      Professor of Medicine in Gastroenterology,
                                                  University of California, San Diego

Willis Maddrey, M.D.                           Executive Vice President, Clinical Affairs,
                                                  Southwest Medical Center

Robert Nicolosi, Ph.D.                         Director of Cardiovascular Research,
                                                  University of Massachusetts, Lowell

Ken Setchell, Ph.D.                            Professor, Department of Pediatrics,
                                                  Director of Clinical Mass Spectrometry,
                                                  Children's Hospital,  Cincinnati

Randolph C. Steer, M.D., Ph.D.                 Independent Pharmaceutical Consultant


ITEM 2. PROPERTIES
------------------

     The Company leases approximately 12,000 square feet of laboratory and office space in one building at 303 Bear Hill Road in Waltham, Massachusetts. The lease expires in 2004. The description of the lease terms is incorporated herein by reference from Note 12 of the Notes to Financial Statements. On February 28, 1997, the Company entered into a new lease, expiring in 2007, for a 25,200 square foot administrative and research and development facility, located at 9 Fourth Avenue in Waltham, Massachusetts. Upon the completion of the construction of leasehold improvements at the new facility, the Company plans to move all of its operations and personnel and sublease the existing facility. The Company believes that the new facility will be adequate to meet the Company's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

     The Company's Common Stock is traded on the over-the-counter market under the symbol "GELX", and is listed on the Nasdaq National Market. The following table sets forth the high and low sales prices for the Company's Common Stock as reported by the Nasdaq National Market for the period from the date the Company's Common Stock first began trading until December 31, 1996:

         Year Ended December 31, 1995                  High          Low
         ----------------------------                  ----          ---

         Fourth Quarter (from November 8, 1995)        12 1/2        9 1/2


         Year Ended December 31, 1996
         ----------------------------

         First Quarter                                 25 5/8         12

         Second Quarter                                26 1/4         17 1/8

         Third Quarter                                 20 1/2         11 1/2

         Fourth Quarter                                24 1/2         16 13/15

     The Company has never paid a cash dividend. The Company intends to retain all of its earnings, if any, for use in its business and does not intend to pay cash dividends in the foreseeable future. Future dividend policy will depend, among other factors, upon the Company's earnings and its financial condition.

     As of March 21, 1997, there were approximately 132 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     The following selected financial data for the five years ended December 31, 1996 are derived from the Company's financial statements. The data set forth below should be read in conjunction with the Company's financial statements, related notes thereto and "Management's Discussion and Analysis of Financial
Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The Company is considered a development stage company as described in
Note 1 of Notes to Financial Statements.

                                                                               YEAR ENDED DECEMBER 31,

                                                    1992(1)         1993            1994            1995             1996
STATEMENT OF OPERATIONS DATA:
Revenue
    License fee and research revenue .....    $       --     $        --     $ 3,000,000     $   750,000     $  1,244,474
    Research grant .......................            --              --              --         157,410          418,541
                                              ----------     -----------     -----------     -----------     ------------
Total revenue ............................            --              --       3,000,000         907,410        1,663,015
Costs and expenses:
    Research and development .............       283,396         808,191       3,655,067       6,503,788       21,755,298
    General and administrative ...........       123,333         776,747       1,279,728       1,873,247        2,923,569
    Other, nonrecurring costs ............            --              --              --              --          230,000
                                              ----------     -----------     -----------     -----------     ------------
Total costs and expenses .................       406,729       1,584,938       4,934,795       8,377,035       24,908,867
                                              ----------     -----------     -----------     -----------     ------------
Loss from operations .....................      (406,729)     (1,584,938)     (1,934,795)     (7,469,625)     (23,245,852)
Interest income ..........................        11,733          65,514         303,475         684,138        3,342,723
Interest expense .........................            --              --         (51,757)        (99,158)         (75,015)
                                              ----------     -----------     -----------     -----------     ------------
Net loss .................................    $ (394,956)    $(1,519,424)    $(1,683,077)    $(6,884,645)    $(19,978,144)
                                              ==========     ===========     ===========     ===========     ============
Net loss per share .......................                                   $     (0.27)    $     (0.85)    $      (1.60)
                                                                             ===========     ===========     ============
Shares uses in computing net loss
    per share ............................                                     6,139,000       8,109,000       12,513,000


                                                                                DECEMBER 31,

                                                    1992(1)         1993            1994            1995             1996
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
    securities ...........................    $  420,758     $ 5,625,637     $13,953,090     $33,175,098     $ 73,424,559
Working capital ..........................       394,508       5,398,601      12,665,333      31,824,253       72,460,802
Total assets .............................       511,178       5,991,780      16,110,669      35,993,277       78,068,470

Long-term obligations, less current
    portion ..............................            --              --         670,693         419,569          124,360

Stockholders' equity .....................       470,808       5,721,252      13,978,974      33,649,999       75,056,475


-----------
(1)  Operations of the Company commenced in January 1992.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
        -----------------------------------------------------------------------

     Since inception, the Company has devoted substantially all of its resources to its research and product development programs. GelTex has generated no revenues from product sales and has been dependent upon funding from external financing, a strategic corporate alliance, interest income and government grants. The Company has not been profitable since inception and has incurred a cumulative net loss of $30.5 million through December 31, 1996. Losses have resulted principally from costs incurred in research, development and clinical testing of potential products and from general and administrative expenses. The Company expects its research and development expenses to continue to increase in connection with the advancement of its potential products through clinical trials, the continuing development of a process for the manufacture of commercial quantities of its products and the expansion of its programs. As a result, the Company expects to incur increasing operating losses over the next several years. The Company's ability to achieve profitability is dependent on its ability to develop and obtain regulatory approval for its products, to enter into agreements for product development and commercialization with corporate partners, to secure supply of the raw material for its lead products and to secure contract manufacturing services for the commercial supply of its products at an acceptable cost.

RESULTS OF OPERATIONS
Fiscal Years Ended 1996, 1995 and 1994

     The Company earned revenues of $1.7 million during 1996, consisting of $1.2 million in milestone payments and research revenue from its corporate partner and $419,000 from a grant under the United States Department of Commerce's Advanced Technology Program. In comparison, the Company earned revenues of $907,000 during 1995, consisting of $750,000 of research revenue from a corporate partner and $157,000 from the same Department of Commerce program and $3.0 million in 1994 from a non-recurring license fee.

     The Company's total operating expenses for 1996 were $25.0 million, compared to $8.4 million for 1995 and $4.9 million for 1994. Research and development expenses more than tripled to $21.8 million for 1996 from the $6.5 million that was spent in 1995, compared to a 78% increase in 1995 from the $3.7 million that was spent in 1994. These increases were due primarily to increasing third party expenses associated with the development of CholestaGel and RenaGel (including the production of clinical trial material, clinical trial expenses and process development expenses) and increases in research and development personnel costs to expand the infectious disease program and begin preparation for filing a NDA for RenaGel. General and administrative expenses increased approximately 56% to $2.9 million in 1996 from $1.9 million for 1995 and $1.3 million in 1994 due primarily to increased business development expenses and increased administrative personnel costs. In addition, in 1996, the Company experienced additional administrative costs associated with being a new public company.

     Interest income increased to $3.3 million in 1996 from $684,000 and $303,000 in 1995 and 1994, respectively, due primarily to higher average cash and marketable securities balances resulting from the Company's initial public offering in November 1995 and from a follow-on public offering in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations through December 31, 1996 primarily with $87.3 million in net proceeds from two public offerings of equity securities, $17.8 million from private sales of equity securities, $5.0 million from license fees and research revenues from collaborative research agreements and $4.4 million in interest income. Cash and marketable securities were $73.4 million at December 31, 1996, compared to $33.2 million at December 31, 1995.

     The Company leases its administrative and research and development facility under a long term operating lease expiring in 2004 and certain leasehold improvements and equipment under capital leases expiring in 1997. Upon the expiration of the capital leases, the Company intends to exercise its option to purchase the leasehold improvements and equipment at a cost of $230,000, all of which was charged to operations in the period ended December 31, 1996. On February 28, 1997, the Company entered into a lease, expiring in 2007, for a new administrative and research and development facility at an annual cost of $302,000 for the first five years and $353,000 for the remainder of the lease term. Upon the completion of the construction of leasehold improvements at the new facility, the Company plans to move all of its operations and personnel and sublease the existing facility and accompanying leasehold improvements. The Company expects to finance the cost of the leasehold improvements, estimated at approximately $5.0 million, with additional bank financing.

     At December 31, 1996, the Company had $1.0 million available through December 18, 1997 on a line of credit with a bank and had $288,000 outstanding on various lines of credit with the bank. The amounts outstanding bear interest at the prime rate and are due in monthly installments through March 1999.

     At December 31, 1996, the Company had net operating losses of approximately $31.0 million which expire through 2011. Since the Company expects to incur substantial losses for at least the next several years, the Company believes that it is more likely than not that all of the deferred tax assets will not be realized, and therefore no tax benefit for the prior losses has been provided. The future utilization of net operating loss carryforwards may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code of 1986, as amended. Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and therefore will be subject to tax. See Note 8 of the Notes to the Financial Statements.

     The Company believes that its cash and marketable securities balance and the interest income thereon, should be sufficient to fund its operating expenses as currently planned through at least 1998. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, results of clinical trials, its ability to enter into new relationships with strategic partners, competitive technological advances, the FDA regulatory process and other factors. Adequate additional funds, whether through sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies under terms that the Company might otherwise find unacceptable.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The discussion in this section as well as elsewhere in this Annual Report on Form 10-K contains forward-looking statements that represent the current expectations of the Company's management. Actual results could differ materially from those projected due to factors affecting the Company's cash requirements as described in the preceding paragraph. In addition, the Company's ability to achieve the results projected is subject to certain risks and uncertainties regarding the Company's business such as those set forth below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Dependence on Single Source of Supply

     The Company uses a single supplier to provide a raw material necessary for the manufacture of CholestaGel and RenaGel. The supplier has a composition of matter patent covering the material, and the Company believes that there are no alternative suppliers of this material. The Company does not have a long-term supply agreement with the supplier. The Company has entered into negotiations to obtain a manufacturing license to enable it to manufacture the raw material. Should the Company or its corporate partners be unable to secure an adequate supply of the material, or to secure such supply at commercially reasonable rates, the Company may be unable to commercialize its products as planned.

Dependence on Others for Manufacturing; Process Development Risks

     The Company is continuing to work with its third party manufacturers to optimize processes for the manufacture of commercial quantities of CholestaGel and RenaGel. The Company will rely upon such third parties to manufacture commercial quantities of the products. In the event that the Company's process development work is unsuccessful, the Company's profit margins could be adversely affected.

Dependence on Corporate Alliances

     The Company intends to enter into additional development and marketing agreements for the continued development and commercialization of CholestaGel and for the commercialization of RenaGel. The Company plans to rely upon corporate partners to conduct certain clinical trials, obtain certain regulatory approvals for and market these products. If the Company is unable to conclude agreements with partners as planned, the Company will have to either delay the continued development and commercialization of the products or consume its resources to fund such activities. This could result in a need for the Company to seek additional sources of funding and there can be no assurance that such funding will be available to the Company when needed or on acceptable terms.

No Assurance of FDA Approval; Comprehensive Government Regulation

     The Company's potential products require governmental approvals for commercialization, which have not yet been obtained. The regulatory process, which includes preclinical, clinical and, in certain instances, post-marketing testing to establish safety and efficacy, can take many years and require the expenditure of substantial resources. Delays in obtaining such approvals could adversely affect the marketing of products developed by the Company and the Company's ability to generate commercial product revenue.

Competition

     The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors of the Company in the United States and abroad are numerous and include, among others, pharmaceutical and biotechnology companies, universities and other research institutions. The Company's success depends upon developing and maintaining a competitive position in the development of products and technologies in its areas of focus. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or which would render the Company's technology and products obsolete or noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company, and certain of these competitors may compete with the Company in establishing development and marketing agreements with pharmaceutical companies. In addition, many of the Company's competitors have greater experience than the Company in conducting preclinical testing and human clinical trials and obtaining FDA and other regulatory approvals. The Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company or its partners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     Financial Statements and Supplementary Data appear at pages F-1 through F-17 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ---------------------------------------------------------------

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     (a) DIRECTORS. The information with respect to directors required by this item is incorporated herein by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 1997 (the "1997 Proxy Statement").

     (b) EXECUTIVE OFFICERS. See the section entitled "Management-Executive Officers" in Item 1(a) in Part I above.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information required by this item is incorporated herein by reference from the section entitled "Executive Compensation" in the 1997 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The information required by this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information required by this item is incorporated herein by reference from the section entitled "Certain Transactions" in the 1997 Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) DOCUMENTS FILED AS PART OF THIS REPORT:
     (1) FINANCIAL STATEMENTS:

            Index to Financial Statements....................................F-1
            Report of Independent Auditors...................................F-2
            Balance Sheets as of December 31, 1996 and 1995..................F-3
            Statements of Operations for the years ended
              December 31, 1996, 1995 and 1994 and the period November
              15, 1991 (date of inception) through December 31, 1996.........F-4
            Statements of Changes in Stockholders Equity for the period from November 15, 1991 (date of inception)
              through December 31, 1996 .....................................F-5
            Statements of Cash Flows for the years ended
              December 31, 1996, 1995 and 1994 and the period November
              15, 1991 (date of inception) through December 31, 1996.........F-7
            Notes to Financial Statements....................................F-8

     (2) FINANCIAL STATEMENT SCHEDULES:

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) EXHIBITS

Exhibit Number                      Description
--------------                      -----------

      3.1       Restated Certificate of Incorporation of the Company. Filed as
                Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

      3.2 Certificate of Designation. Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

      3.3 Amended and Restated By-laws of the Company, as amended. Filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

      4.1 Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      4.2 Rights Agreement dated as of March 1, 1996 between the Company and American Stock Transfer & Trust Company. Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated March 1, 1996 and incorporated herein by reference.

      10.1# 1992 Equity Incentive Plan, as amended. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-08535) and incorporated herein by reference.

      10.2 Express Master Lease Agreement with Equipment Schedule No. VL-1 between the Company and Comdisco, Inc. dated September 27, 1993. Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.3# Letter Agreement between the Company and Dennis Goldberg dated October 1, 1993. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.4 Promissory Note executed by the Company in favor of Silicon Valley Bank dated December 9, 1993 with Commercial Security Agreement attached thereto. Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.5 Agreement of Sublease between the Company and H&Q Waltham Limited Partnership dated May 4, 1994, with Exhibit B thereto (Lease Agreement between the Company and Hickory Drive Properties Realty Trust dated April 12, 1994). Filed as Exhibit
                10.9 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.6 Assignment and Assumption Agreement and Landlord Consent among Registrant and Hickory Drive Properties Realty Trust and H&Q Waltham Limited Partnership dated May 4, 1994. Filed as Exhibit
                10.10 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.7* License Agreement between the Company and Chugai Pharmaceutical Co., Ltd. dated December 26, 1994. Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.8 Promissory Note executed by the Company in favor of Silicon Valley Bank dated February 2, 1995. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.9# Letter Agreement between the Company and Joseph E. Tyler dated March 28, 1995. Filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.10 Form of Common Stock Purchase Agreement. Filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.11     Form of Restricted Common Stock Purchase Agreement. Filed as
                Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.12#    Form of Incentive Stock Option Certificate. Filed as Exhibit
                10.19 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.13     Forms of Nonstatutory Stock Option Certificate. Filed as Exhibit
                10.20 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.14# 1995 Director Stock Option Plan. Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

      10.15# 1995 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-00864) and incorporated herein by reference.

      10.16     Lease Agreement dated February 28, 1997, between the Company and
                J. F. White Properties, Inc. Filed herewith.

      11.1      Statement re: computation of per share earnings. Filed herewith.

      23.1 Consent of Ernst & Young LLP, independent auditors. Filed herewith.

      24.1      Power of Attorney. Contained on signature page hereto.

      27.1      Financial Data Schedule.  Filed herewith. (EDGAR filing only).
                           ----------------------

* Certain confidential material contained in Exhibit 10.7 has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

# Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.

(b) Reports on Form 8-K
    -------------------
     No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1996.

                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----

Report of Independent Auditors..........................................F-2

Balance Sheets as of December 31, 1996 and 1995.........................F-3

Statements of Operations for the years ended December 31, 1996,
1995 and 1994, and the period from November 15, 1991
(date of inception) through December 31, 1996...........................F-4

Statements of Changes in Stockholders' Equity for
the period from November 15, 1991 (date of inception)
through December 31, 1996...............................................F-5

Statements of Cash Flows for the years ended December 31, 1996,
1995 and 1994, and the period from November 15, 1991
(date of inception) through December 31, 1996...........................F-7

Notes to Financial Statements...........................................F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
GelTex Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of GelTex Pharmaceuticals, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and the period from November 15, 1991 (date of inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GelTex Pharmaceuticals, Inc. (a development stage company) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period November 15, 1991 (date of inception) through December 31, 1996, in conformity with generally accepted accounting principles.


                                        ERNST & YOUNG LLP

Boston, Massachusetts
February 21, 1997

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                               1996            1995
                                                                               ----            ----
ASSETS
Current assets:
     Cash and cash equivalents (inclusive of reverse repurchase agreements of $8,720,000 and $3,726,000 at
       December 31, 1996 and December 31, 1995,
       respectively)                                                      $ 20,801,465    $ 12,179,988
     Marketable securities                                                  52,623,094      20,995,110
     Prepaid expenses and other current assets                               1,923,878         572,864
                                                                          ------------    ------------
Total current assets                                                        75,348,437      33,747,962
Long-term receivables                                                           20,000          20,000
Property and equipment, net                                                  2,246,910       1,948,788
Intangible assets, net                                                         453,123         276,527
                                                                          ------------    ------------
                                                                          $ 78,068,470    $ 35,993,277
                                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                $  2,495,869    $  1,388,416
     Current portion of long-term obligations                                  391,766         535,293
                                                                          ------------    ------------
Total current liabilities                                                    2,887,635       1,923,709
Long-term obligations, less current portion                                    124,360         419,569
Commitments and contingencies
Stockholders' equity:
     Undesignated Preferred Stock, $.01 par value, 5,000,000
       shares authorized, none issued or outstanding                                --              --
     Common Stock, $.01 par value, 50,000,000 and 20,000,000
       shares authorized; 13,521,302 and 10,535,065 shares
       issued and outstanding at December  31, 1996 and 1995,
       respectively                                                            135,213         105,350
     Additional paid-in capital                                            105,407,670      44,000,986
     Deferred compensation                                                     (46,129)        (55,825)
     Unrealized gain on available-for-sale securities                           19,967          81,590
     Deficit accumulated during the development stage                      (30,460,246)    (10,482,102)
                                                                          ------------    ------------
Total stockholders' equity                                                  75,056,475      33,649,999
                                                                          ------------    ------------
                                                                          $ 78,068,470    $ 35,993,277
                                                                          ============    ============


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                                                                  FOR THE PERIOD
                                                                                                   NOVEMBER 15,
                                                                                                  1991 (DATE OF
                                                                                                    INCEPTION)
                                                                                                     THROUGH
                                                              YEAR ENDED DECEMBER 31,              DECEMBER 31
                                                    1996             1995           1994               1996
                                                    ----             ----           ----               ----
REVENUE:
         License fee and research revenue      $  1,244,474     $    750,000    $ 3,000,000      $   4,994,474
         Research grant                             418,541          157,410                           575,951
                                               ------------      -----------    -----------       ------------
Total revenue                                     1,663,015          907,410      3,000,000          5,570,425
COSTS AND EXPENSES:
         Research and development                21,755,298        6,503,788      3,655,067         33,005,740
         General and administrative               2,923,569        1,873,247      1,279,728          6,976,624
         Other, nonrecurring costs                  230,000               --             --            230,000
                                               ------------      -----------    -----------       ------------
Total costs and expenses                         24,908,867        8,377,035      4,934,795         40,212,364
                                               ------------      -----------    -----------       ------------
Loss from operations                            (23,245,852)      (7,469,625)    (1,934,795)       (34,641,939)
Interest income                                   3,342,723          684,138        303,475          4,407,623
Interest expense                                    (75,015)         (99,158)       (51,757)          (225,930)
                                               ------------      -----------    -----------       ------------

Net loss                                       $(19,978,144)     $(6,884,645)   $(1,683,077)      $(30,460,246)
                                               ============      ===========    ===========      =============

Net loss per share                             $      (1.60)     $      (.85)   $      (.27)
                                               ============      ===========    ===========

Shares used in computing
net loss per share                               12,513,000        8,109,000      6,139,000





    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                Deficit    Unrealized
                                                                                              Accumulated  Gain (Loss)
                              Preferred Stock       Common Stock     Additional               during the  on Available    Total
                              ---------------       ------------      Paid-In     Deferred    Development   for Sale   Stockholder's
                            Shares     Amounts    Shares    Amounts   Capital   Compensation     Stage     Securities     Equity
                            ------     -------    ------    -------   -------   ------------     -----     ----------     ------
Sale of Common Stock,
  January, April and
  May 1992                                       276,000     $2,760                                                     $     2,760
Issuance of Common
  Stock in exchange for
  intangible assets,
  January 1992                                   270,000      2,700                                                           2,700
Sale of Series A
  Preferred Stock net
  of issuance costs of
  $19,696, March and
  June 1992                700,000  $   855,304                                                                             855,304
Issuance of Common
  Stock as
  compensation,
  May 1992                                        40,000        400     $4,600                                                5,000
Net loss                                                                                      $  (394,956)                 (394,956)
                         ---------  -----------  -------      -----      -----                -----------  ----------   -----------
Balance at
  December 31, 1992        700,000      855,304  586,000      5,860      4,600                   (394,956)                  470,808
Sale of Series B
  Preferred Stock net
  of issuance costs of
  $55,132, August 1993   2,656,000    6,584,868                                                                           6,584,868
Issuance of Series B
  Preferred Stock in
  exchange for
  cancellation of
  indebtedness,
  August 1993               74,000      185,000                                                                             185,000
Net loss                                                                                       (1,519,424)               (1,519,424)
                         ---------  -----------  -------      -----      -----                -----------  ----------   -----------
Balance at
  December 31, 1993      3,430,000    7,625,172  586,000      5,860      4,600                 (1,914,380)                5,721,252
Sale of Common
 Stock, May 1994                                   2,916         29        335                                                  364
Sale of Series C
  Preferred Stock net
  of issuance costs of
  $36,742, August 1994   3,168,949   10,040,516                                                                          10,040,516
Sale of warrants to
  purchase 32,500
  shares of Series B
  Preferred Stock                                                          325                                                  325
Unrealized loss on
  available-for-sale
  securities                                                                                              $  (100,406)     (100,406)
Net loss                                                                                       (1,683,077)               (1,683,077)
                         ---------  -----------  -------      -----      -----                -----------  ----------   -----------
Balance at
  December 31, 1994      6,598,949   17,665,688  588,916      5,889      5,260                 (3,597,457)   (100,406)   13,978,974


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -- (Continued)



                                                                                               Deficit    Unrealized
                                                                                             Accumulated  Gain (Loss)
                            Preferred Stock       Common Stock      Additional               during the   on Available    Total
                           ---------------       ------------        Paid-In     Deferred    Development  for Sale     Stockholder's
                           Shares     Amounts     Shares    Amounts   Capital   Compensation     Stage     Securities     Equity
                           ------     -------     ------    -------   -------   ------------  -----------  -----------  -----------
Issuance of Common
  Stock under stock
  option plan and
  exercise of warrants                                472,200 $  4,722 $  110,533                                       $   115,255
Adjustment to
  unrealized gain
  (loss) on
  available-for-sale
  securities                                                                                                  $181,996      181,996
Deferred compensation
  associated with stock
  option grants                                                            77,178    $(77,178)                                   --
Amortization of
  deferred compensation                                                                21,353                                21,353
Issuance of Common
  Stock upon conversion
  of all outstanding
  Preferred Stock        (6,598,949) $(17,665,688)  6,598,949   65,989   17,599,699                                             --
Issuance of Common
  Stock through an
  Initial Public
  Offering, net of
  offering costs of
  $2,512,934                                        2,875,000   28,750   26,208,316                                      26,237,066
Net loss                                                                                         $ (6,884,645)           (6,884,645)
                          ---------  ------------  ---------- -------- ------------  --------    ------------  ------- ------------
Balance at
  December 31, 1995              -0-           -0- 10,535,065  105,350   44,000,986   (55,825)    (10,482,102)  81,590  $33,649,999
Issuance of Common
  Stock under stock
  option plan and
  exercise of warrants                                103,837    1,039      152,868                                         153,907
Issuance of Common
  Stock under employee
  stock purchase plan                                   7,400       74      113,919                                         113,993
Adjustment to
  unrealized gain
  (loss) on
  available-for-sale
  securities                                                                                                   (61,623)     (61,623)
Amortization of
  deferred compensation                                                                 9,696                                 9,696
Issuance of Common
  Stock through
  a Secondary Public
  Offering, net of
  offering costs of
  $327,602                                          2,875,000   28,750   61,139,897                                      61,168,647
Net loss                                                                                          (19,978,144)          (19,978,144)
                          ---------  ------------  ---------- -------- ------------  --------    ------------  ------- ------------
 Balance at
  December 31, 1996              -0-           -0- 13,521,302 $135,213 $105,407,670  $(46,129)   $(30,460,246) $19,967 $ 75,056,475
                          =========  ============  ========== ======== ============  ========    ============  ======= ============


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                        STATEMENTS OF CASH FLOWS
                                                                                                           FOR THE PERIOD
                                                                                                             NOVEMBER 15,
                                                                                                            1991 (DATE OF
                                                                                                              INCEPTION)
                                                                                                               THROUGH
                                                                   YEAR ENDED DECEMBER 31,                    DECEMBER 31
                                                            1996                1995             1994             1996
                                                            ----                ----             ----             ----
OPERATING ACTIVITIES
Net loss                                               $(19,978,144)       $ (6,884,645)     $(1,683,077)   $ (30,460,246)
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                         745,805             503,730          276,322        1,666,274
      Common Stock compensation                                 ---                 ---              ---            5,000
      Changes in operating assets and
      liabilities:
         Prepaid expenses and other current
            assets                                       (1,351,014)           (399,619)        (129,753)      (1,923,878)
         Long term receivables                                  ---              20,000              ---          (20,000)
         Accounts payable and accrued expenses            1,107,453             333,501          784,387        2,495,869
                                                       ------------        ------------      -----------    -------------
Net cash used in operating activities                   (19,475,900)         (6,427,033)        (752,121)     (28,236,981)
INVESTING ACTIVITIES
Purchase of marketable securities                       (89,360,425)        (21,713,604)      (7,493,386)    (121,573,585)
Proceeds from sale and maturities of
   marketable securities                                 57,670,818           8,293,470        3,006,170       68,970,458
Purchase of intangible assets                              (327,829)           (265,469)         (67,079)        (737,587)
Purchase of property and equipment, net                    (882,998)           (497,889)        (879,216)      (2,603,261)
                                                       ------------        ------------      -----------    -------------
Net cash used in investing activities                   (32,900,434)        (14,183,492)      (5,433,511)     (55,943,975)
FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of
    issuance costs                                       61,322,554          26,352,321              689       87,678,324
Proceeds from employee stock purchase plan                  113,993                 ---              ---          113,993
Sale of Preferred Stock, net of issuance costs                  ---                 ---       10,040,516       17,480,688
Proceeds from lease financing of assets                         ---             300,000          248,290          735,000
Payments on notes payable and capital lease
   obligations                                             (438,736)           (421,918)        (163,220)      (1,025,584)
                                                       ------------        ------------      -----------    -------------
Net cash provided by financing activities                60,997,811          26,230,403       10,126,275      104,982,421
                                                       ------------        ------------      -----------    -------------
Increase in cash and cash equivalents                     8,621,477           5,619,878        3,940,643       20,801,465
Cash and cash equivalents at beginning of period         12,179,988           6,560,110        2,619,467              ---
                                                       ------------        ------------      -----------    -------------
Cash and cash equivalents at end of period              $20,801,465        $ 12,179,988      $ 6,560,110    $  20,801,465
                                                        ===========        ============      ===========    =============
Schedule of noncash investing
and financing activities:
   Property and equipment acquired
     under capital leases                                       ---                 ---      $   992,000    $   1,110,000

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.   NATURE OF BUSINESS AND ORGANIZATION

          GelTex Pharmaceuticals, Inc. (the Company) was incorporated in November 1991 and commenced operations in 1992. The Company is a development-stage enterprise as it has not derived revenues from planned principal operations. The Company is engaged in the design and development of non-absorbed polymer-based pharmaceuticals that selectively bind to and eliminate target substances from the intestinal tract. Since inception, principal activities have been to perform research and technology development, develop business plans, obtain financing and recruit and train employees. The Company's ability to progress beyond the development stage is dependent upon the timely and successful development of its products and the adequacy of future capital raising.


2.   SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

          In 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption did not have a material impact on the Company's financial position or results of operations.

          In 1996, the Company also adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with the provisions of SFAS 123, the Company has elected to continue to apply Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plans. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost in 1996 and 1995 was immaterial. Note 10 to the Financial Statements contains a summary of the pro forma effects to reported net loss and loss per share in 1996 and 1995 as if the Company had elected to recognize compensation expense based on the fair value at grant date of the options as prescribed by SFAS 123.

USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid debt instruments with an initial maturity of three months or less and money market funds to be cash equivalents. These cash equivalents are classified as "available-for-sale" and are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses and declines in value which are judged to be other than temporary on available-for-sale securities are included in investment

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2.   SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     income. The cost of securities sold is based on the specific identification method. Interest and dividends and amortization of premiums and accretion of discounts on available-for-sale securities are included in interest income.

          At December 31, 1996 and 1995, the Company held certain securities under agreements to resell on January 2, 1997 and 1996, respectively ("Reverse Repurchase Agreements"). Due to the short-term nature of the agreements, the Company did not take possession of the securities which were instead held in the Company's safekeeping account at its investment advisor bank. The Company purchases only high grade securities, typically with short maturities.

MARKETABLE SECURITIES

          Marketable securities consist of U.S. government obligations and high-grade commercial instruments maturing within one to two years and are classified as available-for-sale. The Company considers these investments, which represent funds available for current operations, an integral part of their cash management activities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation on an ongoing basis.

PROPERTY AND EQUIPMENT

          Equipment, furniture and fixtures are stated at cost and are being depreciated using the straight-line method over estimated useful lives of five years. Equipment under capital leases is stated at the present value of future lease obligations and is depreciated over the life of the leases. Leasehold improvements are stated at cost and are amortized over the remaining life of the related building lease. (See Note 9).

INTANGIBLE ASSETS

          The Company capitalizes the costs of purchased technology and obtaining patents on its technology. These capitalized costs are amortized over their estimated future lives of five years using the straight-line method. Accumulated amortization at December 31, 1996 and 1995 was $287,172 and $135,939 respectively.

REVENUE RECOGNITION

          The Company recognizes grant revenue as reimbursable expenses are incurred. The Company recognizes license fee revenue as earned.

                          GELTEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


2.   SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

NET LOSS PER SHARE

          Net loss per share is computed using the weighted average number of outstanding shares of Common Stock and Common Stock equivalents, assuming the conversion of Series A, B and C Convertible Preferred Stock into common shares as of their original date of issuance, which occurred upon completion of the initial public offering in November 1995, and the exercise of stock options and warrants using the treasury stock method. Common Stock equivalent shares are excluded from the computation if their effect is anti-dilutive; however, pursuant to the requirements of the Securities and Exchange Commission, common equivalent shares relating to stock options (using the treasury stock method and the initial public offering price) issued during the twelve months prior to the initial filing of the initial public offering are included for all periods prior to the offering whether or not they are anti-dilutive.

3.   AVAILABLE-FOR-SALE SECURITIES

     The following is a summary of available-for-sale securities:

     DECEMBER 31, 1996:
     ------------------
                                                                  Gross             Gross
                                                               Unrealized         Unrealized         Estimated
                                                 Cost             Gains             Losses          Fair Value
                                                 ----             -----             ------          ----------
     U.S. Corporate Securities                $48,336,763      $    ---            $(4,030)         $48,332,733
     U.S. Government Obligations               20,106,537        23,997                ---           20,130,534
     Money Market Accounts                      4,928,183           ---                ---            4,928,183
                                             ------------       -------            -------          -----------
     Total Securities                         $73,371,483       $23,997            $(4,030)         $73,391,450
                                              ===========       =======            =======          ===========

     DECEMBER 31, 1995:
     ------------------
                                                                 Gross             Gross
                                                               Unrealized         Unrealized         Estimated
                                                 Cost             Gains             Losses          Fair Value
                                                 ----             -----             ------          ----------
     U.S. Corporate Securities                $12,310,155        $15,465          $                $12,325,620
     U.S. Government Obligations               14,899,366         66,125              ---           14,965,491
     Money Market Accounts                      5,702,093            ---              ---            5,702,093
                                              -----------        -------          -------          -----------
     Total Securities                         $32,911,614        $81,590          $   ---          $32,993,204
                                              ===========        =======          =======          ===========

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


3.   AVAILABLE-FOR-SALE SECURITIES (CONTINUED)

     The fair value of available-for-sale securities is determined using the published closing prices of these securities as of December 31, 1996 and 1995.
These securities are classified at their estimated fair value in the accompanying balance sheet as follows:

                                                                    December 31,
                                                              1996              1995
                                                              ----              ----
     Cash equivalents                                     $20,768,356       $11,998,094
     Marketable securities                                 52,623,094        20,995,110
                                                         ------------       -----------
                                                          $73,391,450       $32,993,204
                                                          ===========       ===========

     The cost and estimated fair value of available-for-sale debt securities at December 31, 1996, by contractual maturity, are shown below.


                                                                             Estimated
                                                              Cost           Fair Value
                                                              ----           ----------
     Due in one year or less                              $57,356,400       $57,390,422
     Due in one year through two years                     11,086,900        11,072,845
                                                          -----------       -----------
                                                          $68,443,300       $68,463,267
                                                          ===========       ===========

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December
31:

                                                              1996              1995
                                                              ----              ----
     Accounts payable                                      $1,209,777        $  636,653
     Accrued research and development expenses                711,153           417,412
     Accrued compensation                                     329,548           182,275
     Accrued other                                            245,391           152,076
                                                           ----------        ----------

                                                           $2,495,869        $1,388,416
                                                           ==========        ==========

5.   PROPERTY AND EQUIPMENT

     At December 31, property and equipment consisted of the following:

                                                              1996              1995
                                                              ----              ----
     Leasehold improvements                                $1,718,986        $1,682,036
     Equipment                                              1,758,117           912,069
                                                           ----------        ----------
                                                            3,477,103         2,594,105
     Less accumulated depreciation and amortization         1,230,193           645,317
                                                           ----------        ----------
     Property and equipment, net                           $2,246,910        $1,948,788
                                                           ==========        ==========


                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


5.   PROPERTY AND EQUIPMENT (CONTINUED)

     Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was approximately $585,000, $400,000 and $250,000, respectively.

     At December 31, 1996 and 1995, property under capitalized leases includes $92,194 in equipment and $900,000 in leasehold improvements with aggregate accumulated amortization at December 31, 1996 and 1995 of $299,677and $224,798 respectively.

6.   STOCKHOLDERS' EQUITY

     In November 1995, the Company completed an initial public offering of its common stock, selling 2,875,000 common shares, with net proceeds to the Company of $26,237,066 after deducting offering costs. Concurrent with the completion of the initial public offering, all 6,598,949 shares of Series A, B and C Convertible Preferred Stock were converted into 6,598,949 shares of Common Stock pursuant to the conversion terms of the preferred stock agreements. In connection with this conversion, all such shares of convertible preferred stock were retired. Effective upon the completion of the initial public offering, the Company authorized 5,000,000 shares of undesignated preferred stock with a par value of $.01. In February 1996, the Board of Directors approved an increase in the authorized shares of common stock to 50,000,000 shares which was approved at the 1996 Annual Meeting of Stockholders. In May 1996, the Company completed a public offering of its common stock, selling 2,875,000 common shares, with net proceeds to the Company of $61,168,647 after deducting offering costs.

     The Company has a Shareholder Rights Plan (the "Rights Plan") designed to protect shareholders from unsolicited attempts to acquire the Company on terms that do not maximize stockholder value. In connection with the Rights Plan, the Board of Directors designated 500,000 shares of the Company's preferred stock as Series A Junior Participating Preferred Stock. Under the Rights Plan, a right to purchase one one-hundredth of one share of the Series A Junior Participating Stock (the "Rights") was distributed as a dividend for each share of Common Stock. The terms of the Rights Plan provide that the Rights will become exercisable upon the earlier of the tenth day after any person or group acquires 20% or more of the Company's outstanding Common Stock or the tenth business day after any person or group commences a tender or exchange offer which would, if completed, result in the offer or owning 20% or more of the Company's outstanding Common Stock. The Rights may generally be redeemed by action of the Board of Directors at $0.001 per Right at any time prior to the tenth day following the public announcement that any person or group has acquired 20% or more of the outstanding Common Stock of the Company. The Rights expire on March 11, 2006. The Rights have certain anti-takeover effects in that they would cause substantial dilution to the party attempting to acquire the Company.

     In certain circumstances, the Rights allow the Company's stockholders to purchase the number of shares of the Company's Common Stock having a market value at the time of the transaction equal to twice the exercise price of the Rights, or in certain circumstances, the stockholders would be able to acquire that number of shares of the acquirer's common stock having a market value, at the time of the transaction, equal to twice the exercise price of the Rights. The Company will continue to issue Rights with future issuances of common stock.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


7.   EQUITY INCENTIVE PLANS AND STOCK WARRANTS

     Under the Company's 1992 Equity Incentive Plan (the "Plan"), all employees of the Company and others who have made a significant contribution to the Company are eligible for awards. At December 31, 1996, the Company has reserved 1,725,000 shares of its Common Stock for awards. Awards can consist of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards and other stock-based awards. Incentive and nonstatutory options granted under the Plan may be exercisable upon grant and vest over five years or may be exercisable over a four-year vesting period; however, the Company maintains the right to repurchase any unvested shares of Common Stock upon termination of such stockholder's employment with the Company. Of the total options outstanding at December 31, 1996, options to purchase 225,000 shares of the Company's Common Stock vest upon the earlier of the achievement by the Company of certain product development milestones or December 2004.

     Incentive stock options are granted with an option price of not less than the fair market value of the Common Stock at the award date. Nonstatutory options may be granted at prices as determined by the Board of Directors. Stock appreciation rights may be awarded in tandem with stock options or alone. Stock appreciation rights granted alone may be granted at prices as determined by the Board. The Board may also award performance shares, restricted stock and stock units subject to such terms, restrictions, performance criteria, vesting requirements and other conditions deemed appropriate.

     The Company has a 1995 Employee Stock Purchase Plan (the "ESPP") which provides for the grant of rights to eligible employees to purchase up to 250,000 shares of the Company's Common Stock at the lesser of 85% of the fair market value at the beginning or the end of the established offering period. There were 7,400 shares issued under the ESPP at an average price of $16 in 1996. There were no shares issued under the ESPP in 1995.

     Under the Company's 1995 Director Stock Option Plan (the "Directors Plan"), all directors who are not employees of the Company are currently eligible to participate in the Directors Plan. The Directors Plan provides for the granting of options with a term of 10 years to purchase up to 75,000 shares of Common Stock at an exercise price equal to the fair market value of Common Stock at the date of grant. Generally, upon election or re-election at each annual meeting, each eligible director shall be granted options to purchase 4,000 shares of Common Stock for each year of the term of office to be served.

     The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans, including its 1992 Equity Incentive Plan, its 1995 Employee Stock Purchase Plan, and its 1995 Director Stock Option Plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Had compensation expense for the Company's stock-based compensation plans been determined based upon the fair market value at the grant date for stock option awards ("stock options") and at the end of the plan period for stock purchased under its Employee Stock Purchase Plan ("stock purchase shares"), consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share would have been $20,415,636, or $1.63 per share, and $6,928,242 or $.85 per share, in 1996 and 1995.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


7.   EQUITY INCENTIVE PLANS AND STOCK WARRANTS (CONTINUED)

     The fair value of stock options granted and stock purchase shares issued during 1996 and 1995 was estimated at the date of the grant and the end of the plan period, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: volatility of 60% and 60%, risk-free interest rate of 6.2% and 6.3%, weighted-average expected life (years) of 4 and 6.4, and no dividends. The effects on fiscal 1996 and 1995 pro forma net loss and loss per share of expensing the estimated fair value of stock options and stock purchase shares are not necessarily representative of the effects of reported net loss for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options and stock purchase shares in future years.

     The weighted average per-share exercise price of stock options granted, exercised and canceled during 1996 was $18.48, $2.02 and $5.53, respectively. The weighted average fair value of stock options granted during 1996 was $9.38. The weighted-average fair value of stock purchase shares issued during 1996 was $5.49.

     A summary of activity in the Plan and the Directors Plan through December
31, 1996 follows:

                                                                     Options
                                          ---------------------------------------------------------------
                                              Available                                 Price
                                              for Award          Outstanding          Per Share
                                              ---------          -----------          ---------
     Authorized                                400,000                  ---
     Awarded                                   (40,000)              40,000          $.125
                                               -------            ---------
     Balance at December 31,1992               360,000               40,000          $.125
     Authorized                                150,000                  ---
     Awarded                                  (411,000)             411,000          $.125 -- $.25
                                               -------            ---------
     Balance at December 31, 1993               99,000              451,000          $.125 -- $.25
     Authorized                                150,000                  ---
     Awarded                                  (219,500)             219,500          $.25  -- $.32
     Exercised                                     ---               (2,916)         $.125
     Canceled                                   22,084              (22,084)         $.25  -- $.32
                                               -------            ---------
     Balance at December 31, 1994               51,584              645,500          $.125 -- $.32
     Authorized                                700,000                  ---
     Awarded                                  (589,150)             589,150          $.32  -- $11.25
     Exercised                                     ---             (449,450)         $.125 -- $.32
                                               -------            ---------
     Balance at December 31, 1995              162,434              785,200          $.125 -- $11.25
     Authorized                                400,000                  ---
     Awarded                                  (336,400)             336,400          $11.75-- $24.25
     Exercised                                     ---              (76,668)         $.125 -- $13.00
     Canceled or repurchased                    35,051              (31,151)         $.25  -- $9.00
                                               -------            ---------
     BALANCE AT DECEMBER 31, 1996              261,085            1,013,781          $.125 -- $24.25
                                               =======            =========

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


7.   EQUITY INCENTIVE PLANS AND STOCK WARRANTS (CONTINUED)

     A summary of the weighted-average exercise price and remaining contractual life of options outstanding under the Plan and the Directors Plan as of December
31, 1996 follows:

                                                                          Weighted-Average
                                                                             Remaining
                                     Options         Weighted-Average     Contractual Life
               Price Per Share     Outstanding        Exercise Price           (Years)
               ---------------     -----------        --------------           -------
                $.125 - $.32          534,617              $  .28               7.71
                $9 - $15              227,764              $11.73               9.15
                $16 - $24.25          251,400              $20.37               9.64

     A summary of the weighted-average exercise price of options exercisable under the Plan and the Directors Plan as of December 31, 1996 follows:

                                     Options         Weighted-Average
               Price Per Share     Exercisable        Exercise Price
               ---------------     -----------        --------------
                $.125 - $.32          309,617              $  .30
                $9 - $15              119,697              $11.77
                $16 - $24.25           43,499              $20.56


     At December 31, 1996, the Company had warrants outstanding to purchase shares of the Company's Common Stock. The warrants, which provide for the purchase of 11,400 shares at an exercise price of $2.50, expire on November 8, 2000.

8.   INCOME TAXES

     At December 31, 1996, the Company had net operating loss carryforwards of $30,932,000 and research and development tax credit carry forwards of approximately $1,290,000, which expire through 2011. Since the Company has incurred only losses since its inception and due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved this tax benefit. Additionally, the future utilization of net operating loss carryforwards and tax credits will be subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

     Significant components of the Company's deferred tax assets as of December
31 are as follows:

                                                         1996              1995
                                                         ----              ----
     Deferred tax assets:
        Net operating loss carryforwards             $ 12,373,000      $ 4,182,000
        Research and development tax credits            1,290,000          697,000
        Other                                             236,000          100,000
                                                     ------------      -----------
     Total deferred tax assets                         13,899,000        4,979,000
         Valuation allowance                          (13,708,000)      (4,836,000)
                                                     ------------      -----------
     Net deferred tax assets                              191,000          143,000

     Deferred tax liabilities:
         Intangible assets and other                     (191,000)        (143,000)
                                                     ------------      -----------
         Total deferred tax liabilities                  (191,000)        (143,000)
                                                     ------------      -----------
     Net deferred tax asset  (liability)             $        ---      $       ---
                                                     ============      ===========

     The valuation allowance increased by $8,872,000 and $3,032,000 during 1996 and 1995, respectively, due primarily to the increase in tax credits and net operating loss carryforwards.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)



9.   LONG TERM OBLIGATIONS

     The Company has issued notes payable to finance purchases of new equipment.
Additionally, the Company has financed certain leasehold improvements and equipment under capital leases expiring in 1997. Long term obligations consist of the following:

                                                               December 31,
                                                            1996         1995
                                                            ----         ----
     Note payable to a bank bearing interest at prime
        (8.25% at December 31, 1996) due in
        monthly installments through March 1999           $288,398      $388,207
     Capital lease obligations                             227,728       566,655
                                                          --------      --------
                                                           516,126       954,862
     Less current portion                                  391,766       535,293
                                                          --------      --------
                                                          $124,360      $419,569
                                                          ========      ========

     In 1996, the Company determined that it was likely to exercise an option to acquire title to certain leasehold improvements which is payable in July 1997. Accordingly, the accompanying statement of operations includes a nonrecurring charge of $230,000 for such option.

     At December 31, 1996, annual note maturities and capital lease payments over the next three years are as follows:

                         1997              $391,766
                         1998               113,632
                         1999                10,728
                                           --------
                                           $516,126
                                           ========

     In December 1996, the interest rate on notes payable to a bank existing as of the prior year were reduced from prime plus 1.5% to prime. Given the variable rate of interest, the carrying value of the notes payable approximates their fair value at December 31, 1996. The notes payable require the Company to maintain a minimum cash balance and net worth (as defined).

     The Company has a $1,000,000 line of credit available through December 18, 1997 with a bank for the purchase of new equipment. Borrowings bear interest at the prime rate and are secured by equipment. The line requires repayment of any outstanding amounts in 36 equal monthly installments and maintenance of a minimum liquidity balance and tangible net worth (as defined). There were no borrowings outstanding under this line at December 31, 1996.

10.  LICENSE AGREEMENTS

     In December 1994 and October 1995, the Company entered into license agreements (the "Agreements") with two Japanese pharmaceutical companies (the "Partners") whereby the Company granted to the Partners licenses to make, use, and sell certain of the Company's products in certain areas of the world, as defined by the Agreements (the "Territories"). The Agreements require the Partners to bear all costs to develop and commercialize the licensed products in the respective Territories. In consideration of these Agreements, the Company received a non-refundable license fee in 1994, research support revenue in 1995 and 1996, and a milestone payment in 1996. The payment of the license fee received in 1994 and the milestone payment in 1996 were made net of a 10% withholding tax, which was paid on the Company's

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


     10. LICENSE AGREEMENTS

behalf by the respective partner. The Agreement requires the Company to remit to this partner any future tax benefit received by the Company as a result of the withholding taxes paid. The 1995 Agreement was canceled in 1996. The 1994 Agreement calls for additional milestone payments to be paid to the Company through the commercialization of the product licensed under the Agreement and royalties based on certain percentages of sales, as defined in the Agreement.

11.  RESEARCH GRANT

     In February 1995, the Company was awarded a Federal research grant of $2.0 million. The grant is to be paid to the Company for reimbursement of expenses related to the development of certain products through January 1998.

12.  COMMITMENTS

     The Company leases its administrative and research and development facilities under a long-term operating lease expiring in 2004. The future minimum lease payments under this noncancelable lease are as follows:

     1997                                          $ 75,000
     1998                                            75,000
     1999                                            75,000
     2000                                            75,000
     2001                                            75,000
     Thereafter                                     187,500
                                                   --------
     Total minimum lease payments                  $562,500
                                                   ========

     Rental expense charged to operations during the years ended December 31, 1996, 1995 and 1994 was approximately $76,425, $78,928 and $111,000, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GELTEX PHARMACEUTICALS, INC.

Date: March 26, 1997                   By: /s/ Mark Skaletsky
                                           _______________________________
                                           Mark Skaletsky
                                           President and Chief Executive Officer

     We, the undersigned officer and directors of GelTex Pharmaceuticals, Inc., hereby severally constitute Mark Skaletsky and Elizabeth Grammar, and each of them singly, our true and lawful attorneys, with full power to them and each of them to sign for use, in our names and in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                 Title                                         Date
---------                 -----                                         ----

/s/ Mark Skaletsky        Director and President, Chief          March 26, 1997
----------------------    Executive Officer and Treasurer
Mark Skaletsky            (Principal Executive Officer,
                          Principal Financial Officer
                          and Principal Accounting Officer)

/s/ Robert Carpenter
----------------------    Chairman of the Board                  March 26, 1997
Robert Carpenter          and Director

/s/ Ernest Parizeau
----------------------    Director                               March 26, 1997
Ernest Parizeau

/s/ Barbara A. Piette
----------------------    Director                               March 26, 1997
Barbara A. Piette

/s/ Henri Termeer
----------------------    Director                               March 26, 1997
Henri Termeer

/s/ Jesse Treu
----------------------    Director                               March 26, 1997
Jesse Treu

/s/ George Whitesides
----------------------    Director                               March 26, 1997
George Whitesides

                                  EXHIBIT INDEX


Exhibit Number                      Description
--------------                      -----------

      3.1      Restated Certificate of Incorporation of the Company. Filed as
               Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

      3.2 Certificate of Designation. Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

      3.3 Amended and Restated By-laws of the Company, as amended. Filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

      4.1 Specimen certificate for shares of Common Stock of the Company. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      4.2 Rights Agreement dated as of March 1, 1996 between the Company and American Stock Transfer & Trust Company. Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated March 1, 1996 and incorporated herein by reference.

      10.1# 1992 Equity Incentive Plan, as amended. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-08535) and incorporated herein by reference.

      10.2 Express Master Lease Agreement with Equipment Schedule No. VL-1 between the Company and Comdisco, Inc. dated September 27, 1993. Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.3# Letter Agreement between the Company and Dennis Goldberg dated October 1, 1993. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.4 Promissory Note executed by the Company in favor of Silicon Valley Bank dated December 9, 1993 with Commercial Security Agreement attached thereto. Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.5 Agreement of Sublease between the Company and H&Q Waltham Limited Partnership dated May 4, 1994, with Exhibit B thereto (Lease Agreement between the Company and Hickory Drive Properties Realty Trust dated April 12, 1994). Filed as Exhibit
               10.9 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.6 Assignment and Assumption Agreement and Landlord Consent among Registrant and Hickory Drive Properties Realty Trust and H&Q Waltham Limited Partnership dated May 4, 1994. Filed as Exhibit
               10.10 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.7* License Agreement between the Company and Chugai Pharmaceutical Co., Ltd. dated December 26, 1994. Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.8 Promissory Note executed by the Company in favor of Silicon Valley Bank dated February 2, 1995. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.9# Letter Agreement between the Company and Joseph E. Tyler dated March 28, 1995. Filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.10 Form of Common Stock Purchase Agreement. Filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.11    Form of Restricted Common Stock Purchase Agreement. Filed as
               Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.12#   Form of Incentive Stock Option Certificate. Filed as Exhibit
               10.19 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.13    Forms of Nonstatutory Stock Option Certificate. Filed as Exhibit
               10.20 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

      10.14# 1995 Director Stock Option Plan. Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

      10.15# 1995 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-00864) and incorporated herein by reference.

      10.16    Lease Agreement dated February 28, 1997, between the Company and
               J. F. White Properties, Inc. Filed herewith.

      11.1     Statement re: computation of per share earnings.  Filed herewith.

      23.1 Consent of Ernst & Young LLP, independent auditors. Filed herewith.

      24.1     Power of Attorney. Contained on signature page hereto.

      27.1     Financial Data Schedule.  Filed herewith. (EDGAR filing only).

----------------------

* Certain confidential material contained in Exhibit 10.7 has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

# Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.