Form 10-Q
period 1997-03-31
GELTEX PHARMACEUTICALS INC
filed 1997-05-14
CIK 1001425

                                    FORM 10-Q
                                    ---------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                                 --------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                         Commission file number 0-26872


                          GELTEX PHARMACEUTICALS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                  04-313676
  -------------------------------            ---------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


          303 Bear Hill Road
        Waltham, Massachusetts                             02154
 ----------------------------------------    ---------------------------------
 (Address of principal executive offices)                (Zip Code)



                                  617-290-5888
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class                               Outstanding at April 30, 1997
           -----                               -----------------------------

  Common Stock, $.01 par value                           13,538,002


          THIS IS PAGE 1 OF 41 PAGES. THE EXHIBIT INDEX IS ON PAGE 11.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS


                                                                            Page No.
                                                                            --------

PART I    FINANCIAL INFORMATION

          ITEM 1 Financial Statements

                 Condensed Balance Sheets as of March 31, 1997 and December
                 31, 1996..................................................    3

                 Condensed Statements of Operations for the three months
                 ended March 31, 1997 and 1996, and for the period from
                 November 15, 1991 (date of inception) through March 31,
                 1997......................................................    4

                 Condensed Statements of Cash Flows for the three months
                 ended March 31, 1997 and 1996, and for the period from
                 November 15, 1991 (date of inception) through March 31,
                 1997......................................................    5

                 Notes to Condensed Financial Statements...................    6


          ITEM 2 Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................    7


PART II   OTHER INFORMATION

          ITEM 5 Other Information.........................................    9

          ITEM 6 Exhibits and Reports on Form 8-K..........................    9


SIGNATURES.................................................................   10

EXHIBIT INDEX..............................................................   11


                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                                CONDENSED BALANCE SHEETS
                                                       (UNAUDITED)

                                                                                               March 31,               December 31,
                                                                                                 1997                     1996
                                                                                             ------------              ------------
ASSETS
Current assets:
  Cash and cash equivalents ............................................................     $ 15,567,088              $ 20,801,465
  Marketable securities ................................................................       52,597,014                52,623,094
    Prepaid expenses and other current assets ..........................................        1,341,513                 1,923,878
                                                                                             ------------              ------------
Total current assets ...................................................................       69,505,615                75,348,437
Long-term receivables ..................................................................           20,000                    20,000
Property and equipment, net ............................................................        1,992,201                 2,246,910
Intangible assets, net .................................................................          516,372                   453,123
                                                                                             ------------              ------------
                                                                                             $ 72,034,188              $ 78,068,470
                                                                                             ============              ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Account payable and accrued expenses .................................................     $  2,332,313              $  2,495,869
  Current portion of capital lease obligations .........................................          300,404                   391,766
                                                                                             ------------              ------------
Total current liabilities ..............................................................        2,632,717                 2,887,635
Long-term obligations, less current portion ............................................          319,393                   124,360
Stockholders' equity:
     Undesignated Preferred Stock, $.01 par value; 5,000,000 shares
        authorized, none issued or outstanding .........................................             --                        --
  Common Stock, $.01 par value, 50,000,000
     shares authorized; 13,532,302 and 13,521,302 shares issued and outstanding at March 31, 1997 and December 31, 1996,
        respectively ...................................................................          135,323                   135,213
  Additional paid-in capital ...........................................................      106,012,689               105,407,670
  Deferred compensation ................................................................         (576,193)                  (46,129)
  Deficit accumulated during the development stage .....................................      (36,417,926)              (30,460,246)
  Unrealized gain (loss) on available-for-sale securities ..............................          (71,815)                   19,967
                                                                                             ------------              ------------
Total stockholders' equity .............................................................       69,082,078                75,056,475
                                                                                             ------------              ------------
                                                                                             $ 72,034,188              $ 78,068,470
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

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                           CONDENSED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                                                                                   For the Period
                                                                                                                     November 15,
                                                                               Three Months                           1991 (date
                                                                              Ended March 31,                       of inception)
                                                                   -------------------------------------               through
                                                                       1997                      1996              March 31, 1997
                                                                       ----                      ----              ---------------

Revenue:
   License fee and research revenue ............................   $      --                 $      --              $  4,994,474
   Research grant ..............................................       139,642                   149,822                 715,593
                                                                   -----------               -----------            ------------
Total revenue ..................................................       139,642                   149,822               5,710,067
Costs and expenses:
   Research and development ....................................     6,144,043                 2,564,563              39,149,783
   General and administrative ..................................       908,747                   568,533               7,885,371
   Other, nonrecurring costs ...................................          --                        --                   230,000
                                                                   -----------               -----------            ------------
Total costs and expenses .......................................     7,052,790                 3,133,096              47,265,154
                                                                   -----------               -----------            ------------
Loss from operations ...........................................    (6,913,148)               (2,983,274)            (41,555,087)
Interest income ................................................       966,021                   371,637               5,373,644
Interest expense ...............................................       (10,553)                  (22,151)               (236,483)
                                                                   -----------               -----------            ------------
Net loss .......................................................   $(5,957,680)              $(2,633,788)           $(36,417,926)
                                                                   ===========               ===========            ============
Net loss per share .............................................   $      (.44)              $      (.25)
                                                                   ===========               ===========
Shares used in computing
   net loss per share ..........................................    13,524,000                10,575,000



     The accompanying notes are an integral part of the financial statements

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                         CONDENSED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)


                                                                                                                     For the Period
                                                                                                                       November 15,
                                                                                     Three Months                      1991 (date
                                                                                    Ended March 31,                   of inception)
                                                                        ------------------------------------             through
                                                                            1997                  1996               March 31, 1997
                                                                           ------                ------              ---------------

OPERATING ACTIVITIES
Net loss ............................................................   $ (5,957,679)          $ (2,633,788)          $ (36,417,925)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization ...................................        742,236                229,477               2,408,510
    Issuance of Common Stock as compensation ........................           --                     --                     5,000
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets .....................        582,364               (115,321)             (1,341,514)
      Long-term receivables .........................................           --                     --                   (20,000)
      Accounts payable and accrued expenses .........................       (163,844)              (857,626)              2,332,025
                                                                        ------------           ------------           -------------

Net cash used in operating activities ...............................     (4,796,923)            (3,377,258)            (33,033,904)

INVESTING ACTIVITIES
Purchase of marketable securities ...................................    (40,426,066)            (2,040,120)           (161,999,651)
Proceeds from sale and maturities of
  marketable securities .............................................     40,360,365                992,890             109,330,823
Purchase of intangible assets .......................................        (63,249)               (63,675)               (800,836)
Purchase of property and equipment, net .............................       (423,103)              (199,792)             (3,026,364)
                                                                        ------------           ------------           -------------
Net cash used in investing activities ...............................       (552,053)            (1,310,697)            (56,496,028)

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of
  issuance costs ....................................................         10,928                  4,195              87,689,252
Proceeds from employee stock purchase plan ..........................           --                     --                   113,993
Sale of Preferred Stock, net of issuance costs ......................           --                     --                17,480,688
Proceeds from lease financing of assets .............................        245,944                   --                   980,944
Payments on notes payable and capital lease obligations .............       (142,273)              (130,847)             (1,167,857)
                                                                        ------------           ------------           -------------
Net cash provided by (used in) financing activities .................        114,599               (126,652)            105,097,020
                                                                        ------------           ------------           -------------
Increase (decrease) in cash and cash equivalents ....................     (5,234,377)            (4,814,607)             15,567,088
Cash and cash equivalents at beginning of period ....................     20,801,465             12,179,988                    --
                                                                        ------------           ------------           -------------
Cash and cash equivalents at end of period ..........................   $ 15,567,088           $  7,365,381           $  15,567,088
                                                                        ============           ============           =============
Schedule of noncash investing and financing activities:
    Property and equipment acquired under capital leases ............                                                 $   1,110,000



     The accompanying notes are an integral part of the financial statements

                           GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements for the three months ended March 31, 1997 and 1996 and for the period November 15, 1991 (date of inception) through March 31, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 1996 included in the Company's Annual Report on Form 10-K (File Number 0-26872) as filed with the Securities and Exchange Commission.

2.   NET LOSS PER SHARE

         In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in basic loss per share for the first quarter ended March 31, 1997 or in the basic loss per share for the first quarter ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                           GELTEX PHARMACEUTICALS, INC
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         The Company earned revenues of $140,000 during the three months ended March 31, 1997 compared with $150,000 earned during the three months ended March 31, 1996. In both periods, revenue was earned under the Company's $2.0 million grant from the United States Department of Commerce's Advanced Technology Program.

         The Company's total operating expenses for the three months ended March 31, 1997 were $7.1 million, as compared to $3.1 million during the three months ended March 31, 1996. Research and development expenses increased to $6.1 million for the three months ended March 31, 1997 from $2.6 million for the three months ended March 31, 1996 due primarily to increased third party expenses associated with the development of CholestaGel(R) non-absorbed cholesterol reducer and RenaGel(R) non-absorbed phosphate binder (including production of clinical trial material, clinical trial expenses and process development expenses) and increases in research and development personnel costs. General and administrative expenses increased to $909,000 for the three months ended March 31, 1997 from $569,000 for the three months ended March 31, 1996 due primarily to increased business development expenses and increased administrative personnel.

         Interest income increased to $966,000 for the three months ended March 31, 1997 from $372,000 for the three months ended March 31, 1996 due primarily to increases in cash balances attributable to the Company's sale of equity securities through a public offering in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company had $68.2 million in cash, cash equivalents and marketable securities as compared to $73.4 million at December 31, 1996.

         At March 31, 1997, the Company had approximately $245,000 outstanding and $755,000 available through December 18, 1997, on a $1.0 million equipment line of credit with a bank and had an additional $236,000 outstanding on various other lines of credit with the bank. All amounts outstanding bear interest at the prime rate and are due in monthly installments through July 1999.

         In April, 1997, the Company entered into a contract manufacturing agreement for RenaGel. Under the terms of the agreement, the Company is required to fund capital equipment costs of approximtely $6.0 million. The Company may be obligated to pay up to $3.75 million in additional equipment costs in the event that the Company requires the manufacturer to increase capacity and implement certain manufacturing changes designed to result in a lower product cost to the Company. The Company may seek third party financing for the capital equipment costs. The contract manufacturing agreement also requires the Company to purchase minimum quantities of product beginning in 1998. The minimums are based upon the Company's estimated product requirements and are subject to increases as product sales increase and as the manufacturer increases its capacity for the product. The Company's minimum purchase obligation will be approximately $5.5 million in 1998.

    In connection with the execution of the contract manufacturing agreement, the Company became obligated to make a one-time $1.5 million royalty payment to a third party for a license to certain process development technology developed by the third party under contract to the Company.

                            PART II OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

         The Company plans to its accelerate the commencement of Phase III clinical trials for a capsule formulation of CholestaGel(R) non-absorbed cholesterol reducer in lieu of conducting a Phase II clinical trial with a 650 mg tablet formulation. The Company expects to commence Phase III trials of the capsule formulation in the third quarter of 1997 and will continue work on perfecting a tablet formulation of CholestaGel(R).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

           See the Exhibit Index on page 11 hereto.

(b)      Reports on Form 8-K.

           None.

                           GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                 MARCH 31, 1997



                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GELTEX PHARMACEUTICALS, INC.



DATE:  May 14, 1997                     BY: /s/ Paul J. Mellett, Jr.
                                            ----------------------------
                                            Paul J. Mellett, Jr.
                                            Duly Authorized Officer and
                                            Principal Financial Officer

                                  EXHIBIT INDEX



Exhibit Number                   Description                              Page
--------------                   -----------                              ----

   10.17*             Contract Manufacturing Agreement between             12
                      the Company and The Dow Chemical
                      Company

   27                 Financial Data Schedule
                      (filed with electronic submission only)


----------------------

* Certain confidential material contained in Exhibit 10.17 has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Act of 1934.