Form 10-Q
period 1997-06-30
GELTEX PHARMACEUTICALS INC
filed 1997-08-12
CIK 1001425

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                         Commission file number 0-26872


                          GELTEX PHARMACEUTICALS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      04-3136767            .
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


          303 Bear Hill Road
         WALTHAM, MASSACHUSETTS                              02154
----------------------------------------       ---------------------------------
(Address of principal executive offices)                   (Zip Code)

                                  617-290-5888
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                        --     --

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                   CLASS                      OUTSTANDING AT JUNE 30, 1997
                   -----                      ----------------------------
         Common Stock, $.01 par value                   13,642,206

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                            PAGE NO.
                                                                            --------
PART I   FINANCIAL INFORMATION

         ITEM 1    Financial Statements

                   Condensed Balance Sheets as of June 30, 1997
                   and December 31, 1996....................................... 3

                   Condensed Statements of Operations for the three
                   months ended June 30, 1997 and 1996......................... 4

                   Condensed Statements of Operations for the six
                   months ended June 30, 1997 and 1996, and for the
                   period November 15, 1991 (date of inception)
                   through June 30, 1997....................................... 5

                   Condensed Statements of Cash Flows for the six
                   months ended June 30, 1997 and 1996, and for the
                   period from November 15, 1991 (date of inception)
                   through June 30, 1997....................................... 6

                   Notes to Condensed Financial Statements..................... 7


         ITEM 2    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............... 8

         ITEM 3    Quantitative and Qualitative Disclosures
                   About Market Risk........................................... 10


PART II  OTHER INFORMATION

         ITEM 2    Changes in Securities....................................... 11

         ITEM 4    Submission of Matters to a Vote of Securities Holders....... 11

         ITEM 6    Exhibits and Reports on Form 8-K............................ 12


SIGNATURES..................................................................... 13

EXHIBIT INDEX.................................................................. 14

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         June 30,      December 31,
                                                                           1997            1996
                                                                      -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents .......................................    $ 17,406,949     $ 20,801,465
  Marketable securities ...........................................      45,254,045       52,623,094
  Prepaid expenses and other current assets .......................       1,297,980        1,923,878
                                                                       ------------     ------------
Total current assets ..............................................      63,958,974       75,348,437
Long-term receivables .............................................          20,000           20,000
Property and equipment, net .......................................       5,424,203        2,246,910
Intangible assets, net ............................................         418,874          453,123
                                                                       ------------     ------------
                                                                       $ 69,822,051     $ 78,068,470
                                                                       ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ...........................    $  3,089,064     $  2,495,869
  Current portion of long-term obligations ........................         708,408          391,766
                                                                       ------------     ------------
Total current liabilities .........................................       3,797,472        2,887,635
Long-term obligations, less current portion .......................       1,563,722          124,360
Stockholders' equity:
  Undesignated Preferred Stock, $.01 par value; 5,000,000 shares
     authorized, none issued or outstanding .......................              --               --
  Common Stock, $.01 par value, 50,000,000
     shares authorized; 13,642,206 and 13,521,302 shares issued and outstanding at June 30, 1997 and December 31, 1996,
     respectively .................................................         136,422          135,213
  Additional paid-in capital ......................................     108,589,393      105,407,670
  Deferred compensation ...........................................        (512,057)         (46,129)
  Deficit accumulated during the development stage ................     (43,797,349)     (30,460,246)
  Unrealized gain on available-for-sale securities ................          44,448           19,967
                                                                       ------------     ------------
Total stockholders' equity ........................................      64,460,857       75,056,475
                                                                       ------------     ------------
                                                                       $ 69,822,051     $ 78,068,470
                                                                       ============     ============


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months
                                             Ended June 30,
                                          --------------------
                                           1997            1996
                                           ----            ----
Revenue:
   License fee and research revenue    $        10     $    47,544
   Research grant .................         24,000          63,767
                                       -----------     -----------
Total revenue .....................         24,010         111,311
Costs and expenses:
   Research and development .......      6,867,969       4,229,261
   General and administrative .....      1,370,217         714,696
                                       -----------     -----------
Total costs and expenses ..........      8,238,186       4,943,957
                                       -----------     -----------
Loss from operations ..............     (8,214,176)     (4,832,646)
Interest income ...................        846,525         813,237
Interest expense ..................        (11,772)        (20,238)
                                       -----------     -----------
Net loss ..........................    $(7,379,423)    $(4,039,647)
                                       ===========     ===========
Net loss per share ................    $      (.54)    $      (.32)
                                       ===========     ===========
Shares used in computing
   net loss per share .............     13,558,000      12,457,000


     The accompanying notes are an integral part of the financial statements

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      For the Period
                                                                        November 15,
                                               Six Months               1991 (date
                                             Ended June 30,            of inception)
                                        ------------------------         through
                                          1997            1996         June 30, 1997
                                          ----            ----        --------------
Revenue:
   License fee and research
     revenue ......................   $         10    $     47,544      $  4,994,484
   Research grant .................        163,642         213,589           739,593
                                      ------------    ------------      ------------
Total revenue .....................        163,652         261,133         5,734,077
Costs and expenses:
   Research and development .......     13,012,012       6,792,471        46,017,752
   General and administrative .....      2,278,964       1,283,229         9,255,588
   Other, nonrecurring costs ......             --              --           230,000
                                      ------------    ------------      ------------
Total costs and expenses ..........     15,290,976       8,075,700        55,503,340
                                      ------------    ------------      ------------
Loss from operations ..............    (15,127,324)     (7,814,567)      (49,769,263)
Interest income ...................      1,812,546       1,184,874         6,220,169
Interest expense ..................        (22,325)        (42,389)         (248,255)
                                      ------------    ------------      ------------
Net loss ..........................   $(13,337,103)   $ (6,672,082)     $(43,797,349)
                                      ============    ============      ============
Net loss per share ................   $       (.99)   $       (.58)
                                      ============    ============
Shares used in computing
   net loss per share .............     13,537,000      11,516,000


     The accompanying notes are an integral part of the financial statements

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            For the Period
                                                                                              November 15,
                                                                    Six Months               1991 (date
                                                                  Ended June 30,            of inception)
                                                             ------------------------         through
                                                               1997            1996         June 30, 1997
                                                               ----            ----         --------------
OPERATING ACTIVITIES
Net loss ..............................................    $(13,337,103)    $ (6,672,082)    $ (43,797,349)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization ......................         861,525          325,037         2,527,799
   Issuance of Common Stock as compensation ...........              --               --             5,000
   Changes in operating assets and liabilities:
     Prepaid expenses and other current assets ........         625,898         (792,672)       (1,297,980)
     Long-term receivables ............................              --               --           (20,000)
     Accounts payable and accrued expenses ............         593,195           88,899         3,089,064
                                                           ------------     ------------     -------------
Net cash used in operating activities .................     (11,256,485)      (7,050,818)      (39,493,466)

INVESTING ACTIVITIES
Purchase of marketable securities .....................     (18,106,218)     (56,850,213)     (139,679,803)
Proceeds from sale and maturities of
 marketable securities ................................      25,481,170       15,896,955        94,451,628
Purchase of intangible assets .........................         (89,248)        (111,119)         (826,835)
Purchase of property and equipment, net ...............      (3,787,049)        (289,655)       (6,390,310)
                                                           ------------     ------------     -------------
Net cash used in investing activities .................       3,498,655      (41,354,032)      (52,445,320)

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of
 issuance costs .......................................       2,517,263       61,200,999        90,195,587
Proceeds from employee stock purchase plan ............          71,468           57,132           185,461
Sale of Preferred Stock, net of issuance costs ........              --               --        17,480,688
Proceeds from notes payable ...........................       2,038,449               --         2,773,449
Payments on notes payable and capital lease obligations        (263,866)        (145,635)       (1,289,450)
                                                           ------------     ------------     -------------
Net cash provided by (used in) financing activities ...       4,363,314       61,112,496       109,345,735
                                                           ------------     ------------     -------------
Increase (decrease) in cash and cash equivalents ......      (3,394,516)      12,707,646        17,406,949
Cash and cash equivalents at beginning of period ......      20,801,465       12,179,988                --
                                                           ------------     ------------     -------------
Cash and cash equivalents at end of period ............    $ 17,406,949     $ 24,887,634     $  17,406,949
                                                           ============     ============     =============

Schedule of noncash investing and financing activities:
 Property and equipment acquired under capital leases .                                      $   1,110,000



    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements for the three and six months ended June 30, 1997 and 1996 and for the period November 15, 1991 (date of inception) through June 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 1996 included in the Company's Annual Report on Form 10-K (File Number 0-26872) as filed with the Securities and Exchange Commission.

2.  NET LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in basic loss per share for the six months ended June 30, 1997 or in the basic loss per share for the six months ended June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

3.  TERM LOAN AGREEMENT

         In May 1997, the Company entered into a $5.0 million term loan agreement with a bank to finance the cost of leasehold improvements to, and equipment purchases for, its new facility. The agreement provides for repayment of the principal amount of the loan in 48 equal monthly installments commencing in January 1998. The loan bears interest at the bank's prime rate, and certain equipment purchased with funds received under the term loan will be pledged as collateral. In addition, under the agreement the Company is required to comply with certain financial covenants involving its capital base, liquidity and debt service coverage. At June 30, 1997, the Company had drawn $1.8 million on the loan and expects to draw the balance by September 30, 1997.

4.  JOINT VENTURE AGREEMENT

         In June 1997, the Company entered into a joint venture with Genzyme Corporation for the final development and commercialization of RenaGel(R) (the "Joint Venture"). Under the terms of the Collaboration Agreement, the Company licensed all of its rights to RenaGel(R) (outside of certain Pacific Rim countries) to the Joint Venture, and the Company will receive $27.5 million, consisting of a $2.5 million equity investment (received in June 1997), a $15.0 million payment due upon receipt of marketing approval from the Food and Drug Administration ("FDA"), and a $10.0 million payment due one year after FDA approval. Both companies have committed to fund fifty percent (50%) of the costs associated with the final development and commercialization of RenaGel(R), and, to the extent such commitments are satisfied, both companies will share equally in all profits.

5.  MANUFACTURING AGREEMENT

         In April 1997, the Company entered into a contract manufacturing agreement for RenaGel(R). Under the terms of the agreement, the Company is required to fund capital equipment costs of approximately $6.0 million. The Company may be obligated to pay up to $3.75 million in additional equipment costs in the event that the Company requires the manufacturer to increase capacity and implement certain manufacturing changes designed to result in a lower product cost. The contract manufacturing agreement also requires the Company to purchase minimum quantities of product beginning in 1998. The minimums are based upon the Company's estimated product requirements and are subject to increases as product sales increase and as the manufacturer increases its capacity for the product. All of the above-referenced capital equipment costs and the minimum purchase obligations are costs associated with the Joint Venture with Genzyme Corporation and will be borne equally by the Company and Genzyme Corporation. Additionally, the Joint Venture may seek third party financing for the capital equipment costs.

         In June 1997, the Company engaged another supplier, previously engaged to do certain process development work, to proceed with certain development efforts necessary to qualify as a source of supply for RenaGel(R). In connection with this engagement, the Company agreed to purchase certain quantities of product resulting from the development efforts and the supplier agreed to waive payment of a $1.5 million royalty payment due in connection with process development technology previously developed for the Company by such supplier for so long as the Company complied with certain minimal commercial supply commitments. All of the above referenced payments and purchase obligations are costs associated with the Joint Venture and will be borne equally by the Company and Genzyme Corporation.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         The Company earned revenues of $24,000 during the three months ended June 30, 1997 compared with $111,000 earned during the three months ended June 30, 1996. In both periods, revenue was earned under the Company's $2.0 million grant from the United States Department of Commerce's Advanced Technology Program. Under the terms of the grant, the Company will continue to receive funding through the first calendar quarter of 1998. However, the amount of such funding may continue to decrease as the portion of program expenses required to be funded by the Company increases. In the period ended June 30, 1996, revenue was also earned under one of the Company's collaborative agreements as reimbursement for a portion of the costs incurred in connection with certain preclinical studies. The Company expects that the amount of such reimbursement will vary from period to period based upon the status of the studies.

         The Company's total operating expenses for the three months ended June 30, 1997 were $8.2 million, as compared to $4.9 million during the three months ended June 30, 1996. Research and development expenses increased to $6.9 million for the three months ended June 30, 1997 from $4.2 million for the three months ended June 30, 1996 due primarily to increased third party expenses associated with the development of CholestaGel(R) non-absorbed cholesterol reducer and RenaGel(R) non-absorbed phosphate binder. These expenses included the production of clinical trial material, clinical trial expenses and process development expenses, as well as increases in research and development personnel and related costs. General and administrative expenses increased to $1.4 million for the three months ended June 30, 1997 from $715,000 for the three months ended June 30, 1996 due primarily to increased business development expenses and increased administrative personnel.

         Interest income increased to $847,000 for the three months ended June 30, 1997 from $813,000 for the three months ended June 30, 1996 due primarily to increases in cash balances attributable to the Company's sale of equity securities through a public offering in May 1996.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         The Company earned revenue of $163,600 during the six months ended June 30, 1997 compared with $261,000 earned during the six months ended June 30, 1996. In both periods, revenue was earned under the Company's $2.0 million grant from the United States Department of Commerce's Advanced Technology Program. Under the terms of the grant, the Company will continue to receive funding through the first calendar quarter of 1998. However, the amount of such funding may continue to decrease as the portion of program expenses required to be funded by the Company increases. In the period ended June 30, 1996, revenue was also earned under one of the Company's collaborative agreements as reimbursement for a portion of the costs incurred in connection with certain preclinical studies. The Company expects that the amount of such reimbursement will vary from period to period based upon the status of the studies.

         The Company's total operating expenses for the six months ended June 30, 1997 were $15.3 million, as compared to $8.1 million during the six months ended June 30, 1996. Research and development expenses increased to $13.0 million for the six months ended June 30, 1997 from $6.8 million for the six months ended June 30, 1996 due primarily to increased third party expenses associated with the development of CholestaGel(R) and RenaGel(R). These expenses included the production of clinical trial material, clinical trial expenses and process development expenses, as well as increases in research and development personnel and related costs. General and administrative expenses increased to $2.3 million for the six months ended June 30, 1997 from $1.3 million for the six months ended June 30, 1996 due primarily to increased business development expenses and increased administrative personnel costs.

         Interest income increased to $1.8 million for the six months ended June 30, 1997 from $1.2 million for the six months ended June 30, 1996 due primarily to an increase in cash balances resulting from the Company's secondary public offering in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had $62.7 million in cash, cash equivalents and marketable securities as compared to $73.4 million at December 31, 1996.

         At June 30, 1997, the Company had approximately $245,000 outstanding and $755,000 available through December 18, 1997, on a $1.0 million equipment line of credit with a bank and had an additional $199,800 outstanding on various other lines of credit with the bank. All amounts outstanding bear interest at the prime rate and are due in monthly installments through July 1999.

         In May 1997, the Company entered into a $5.0 million term loan agreement with a bank to finance the cost of leasehold improvements to, and equipment purchases for, its new facility. The agreement provides for repayment of the principal amount of the loan in 48 equal monthly installments commencing in January 1998. The loan bears interest at the bank's prime rate, and certain equipment purchased with funds received under the term loan will be pledged as collateral. In addition, under the agreement the Company is required to comply with certain financial covenants involving its capital base, liquidity and debt service coverage. At June 30, 1997, the Company had drawn $1.8 million on the loan and expects to draw the balance by September 30, 1997.

         In June 1997, the Company entered into a joint venture with Genzyme Corporation for the final development and commercialization of RenaGel(R) (the "Joint Venture"). Under the terms of the Collaboration Agreement, the Company licensed all of its rights to RenaGel(R) (outside of certain Pacific Rim countries) to the Joint Venture, and the Company will receive $27.5 million, consisting of a $2.5 million equity investment (received in June 1997), a $15.0 million payment due upon receipt of marketing approval from the Food and Drug Administration ("FDA"), and a $10.0 million payment due one year after FDA approval. Both companies have committed to fund fifty percent (50%) of the costs associated with the final development and commercialization of RenaGel(R), and, to the extent such commitments are satisfied, both companies will share equally in all profits.

    In April 1997, the Company entered into a contract manufacturing agreement for RenaGel(R). Under the terms of the agreement, the Company is required to fund capital equipment costs of approximately $6.0 million. The Company may be obligated to pay up to $3.75 million in additional equipment costs in the event that the Company requires the manufacturer to increase capacity and implement certain manufacturing changes designed to result in a lower product cost. The contract manufacturing agreement also requires the Company to purchase minimum quantities of product beginning in 1998. The minimums are based upon the Company's estimated product requirements and are subject to increases as product sales increase and as the manufacturer increases its capacity for the product. All of the above-referenced capital equipment costs and the minimum purchase obligations are costs associated with the Joint Venture with Genzyme Corporation and will be borne equally by the Company and Genzyme Corporation. Additionally, the Joint Venture may seek third party financing for the capital equipment costs.

     In June 1997, the Company engaged another supplier, previously engaged to conduct process development work, to proceed with certain development efforts necessary to qualify as a source of supply for RenaGel(R). In connection with this engagement, the Company agreed to purchase certain quantities of product resulting from the development efforts, and the supplier agreed to waive payment of a $1.5 million royalty payment due in connection with process development technology previously developed for the Company by such supplier for so long as the Company complied with certain minimal commercial supply commitments. All of the above-referenced payments and purchase obligations are costs associated with the Joint Venture and will be borne equally by the Company and Genzyme Corporation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

        Not applicable.

                           PART II. OTHER INFORMATION



ITEM 2.      CHANGES IN SECURITIES

(c)   Recent Sales of Unregistered Securities.

         On June 17, 1997, the Company issued to Genzyme Corporation 100,000 shares of its Common Stock, $.01 par value per share, at a price of $25 per share, or $2.5 million in the aggregate. Such shares were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration set forth in Section 4(2) of such Act as a transaction by an issuer not involving any public offering. The Company's reliance on this exemption was based on the manner of the offering (a negotiated sale in connection with a business collaboration between the parties) and Genzyme's financial status, investment experience and investment intent, as represented to the Company.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1997 Annual Meeting of Stockholders was held May 22, 1997. The following is a description of the three matters submitted to a vote of the stockholders at such meeting and the results of voting.


(i) At the meeting three directors were elected to serve on the Company's Board of Directors for various terms as follows:

                                      Number of Shares     Number of
Director Elected     Term Expires     Voted For            Votes Withheld
----------------     ------------     ---------            --------------
J. Richard Crout     2000             8,529,547            30,700

Mark Skaletsky       2000             8,529,547            30,700

Henri Termeer        1998             8,529,547            30,700


There were no broker non-votes or abstentions with respect to this matter.

(ii) The stockholders also approved an amendment to the Company's 1992 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance under such plan from 1,725,000 to 2,000,000.

         Number of Shares Voted For: 8,485,389; Against: 43,280;
         Abstaining: 9,132; Broker Non-Votes: 22,446.

(iii) The stockholders also approved an amendment to the Company's 1995 Director Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under such plan from 75,000 to 110,000.

         Number of Shares Voted For:  8,477,110; Against: 53,791;
         Abstaining: 6,900; Broker Non-Votes: 22,446.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

           See the Exhibit Index on page 14 hereto.

(b)      Reports on Form 8-K.

           None.

                          GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                  JUNE 30, 1997



                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    GELTEX PHARMACEUTICALS, INC.



DATE:  August 12, 1997                        BY:   /s/ Paul J. Mellett, Jr.
                                                    ----------------------------
                                                    Paul J. Mellett, Jr.
                                                    Duly Authorized Officer and
                                                    Principal Financial Officer

                                  EXHIBIT INDEX



    EXHIBIT NUMBER                         DESCRIPTION
    --------------                         -----------

          4.3                First Amendment to Rights Agreement
                             between the Company and American Stock
                             Transfer & Trust Company

         10.18*              Collaboration Agreement among the
                             Company, Genzyme Corporation and
                             RenaGel LLC dated as of June 17, 1997

         10.19 Purchase Agreement between the Company and Genzyme Corporation dated as of June 17, 1997

         10.20*              Operating Agreement of RenaGel LLC
                             dated as of June 17, 1997

         10.21* License Agreement between the Company and Nitto Boseki Co., Ltd. dated as of June 9, 1997

         27                  Financial Data Schedule
                             (filed with electronic submission only)




--------------------------

*Certain confidential material contained in Exhibits 10.18, 10.20 and 10.21 has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Act of 1934.