Form 10-Q
period 1997-09-30
GELTEX PHARMACEUTICALS INC
filed 1997-11-13
CIK 1001425

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                         Commission file number 0-26872


                          GELTEX PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                            04-3136767
        (State or other jurisdiction of     (IRS Employer Identification No.)
         incorporation or organization)


           Nine Fourth Avenue
         Waltham, Massachusetts                                         02154
(Address of principal executive offices)                              (Zip Code)

                                  781-290-5888
                         (Registrant's telephone number,
                              including area code)

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


                     Class Outstanding at September 30, 1997

                     Common Stock, $.01 par value 13,637,595

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS




                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION

         ITEM 1   Financial Statements

                   Condensed Balance Sheets as of September 30, 1997
                   and December 31, 1996.......................................3

                   Condensed Statements of Operations for the three
                   months ended September 30, 1997 and 1996....................4

                   Condensed Statements of Operations for the nine
                   months ended September 30, 1997 and 1996, and
                   for the period November 15, 1991 (date
                   of inception) through September 30, 1997....................5

                   Condensed Statements of Cash Flows for the nine
                   months ended September 30, 1997 and 1996, and
                   for the period November 15, 1991 (date
                   of inception) through September 30, 1997....................6

                   Notes to Condensed Financial Statements.....................7

         ITEM 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operation.................9

         ITEM 3  Quantitative and Qualitative Disclosures About
                  Market Risk ................................................12



PART II  OTHER INFORMATION

         ITEM 6  Exhibits and Reports on Form 8-K.............................13


SIGNATURE.....................................................................14

EXHIBIT INDEX.................................................................15

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     September 30,         December 31,
                                                                                          1997                 1996
                                                                                      -------------        -------------
ASSETS
Current assets:
         Cash and cash equivalent .............................................       $  15,696,643        $  20,801,465
         Marketable securities ................................................          38,191,251           52,623,094
         Prepaid expenses and other current assets ............................           1,042,403            1,923,878
         Due from Joint Venture ...............................................           2,865,743                   --
                                                                                      -------------        -------------
Total current assets ..........................................................          57,796,040           75,348,437

Long-term receivables .........................................................              20,000               20,000
Property and equipment, net ...................................................           7,690,063            2,246,910
Other assets ..................................................................           2,358,060              453,123
                                                                                      -------------        -------------
                                                                                      $  67,864,163        $  78,068,470
                                                                                      =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable and accrued expenses ................................       $   1,058,811        $   2,495,869
         Due to Joint Venture .................................................           2,402,267                   --
         Current portion of long-term obligations .............................           1,035,461              391,766
                                                                                      -------------        -------------
Total current liabilities .....................................................           4,496,539            2,887,635
Long-term obligations, less current portion ...................................           4,349,425              124,360
Stockholders' equity:
         Undesignated Preferred Stock, $.01 par value, 4,500,000
            shares authorized, none issued or outstanding .....................                  __                   __
         Common Stock, $.01 par value, 50,000,000 and 20,000,000 shares authorized; 13,637,595 and 13,521,302 shares issued and outstanding at September 30, 1997 and December 31, 1996,
            respectively ......................................................             136,376              135,213
         Additional paid-in capital ...........................................         108,605,252          105,407,670
         Deferred compensation ................................................            (509,633)             (46,129)
         Deficit accumulated during the development stage .....................         (49,313,008)         (30,460,246)
         Unrealized gain on available-for-sale securities .....................              99,212               19,967
                                                                                      -------------        -------------
Total stockholders' equity ....................................................          59,018,199           75,056,475
                                                                                      -------------        -------------
                                                                                      $  67,864,163        $  78,068,470
                                                                                      =============        =============

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                                Three Months Ended
                                                                   September 30,
                                                        --------------------------------
                                                            1997                1996
                                                        ------------        ------------
Revenue:
     License fee and research revenue ...........       $         --        $    113,878
     Collaborative Joint Venture research revenue          2,865,734                  --
     Research grant .............................             85,612             111,492
                                                        ------------        ------------
Total revenue ...................................          2,951,346             225,370
Costs and expenses:
     Research and development ...................          4,234,973           5,995,218
     Collaborative Joint Venture research expense          2,865,734                  --
                                                        ------------        ------------
        Total research and development ..........          7,100,707           5,995,218
     General and administrative .................            973,924             650,560
                                                        ------------        ------------
Total costs and expenses ........................          8,074,631           6,645,778
Loss from operations ............................         (5,123,285)         (6,420,408)
Interest income .................................            755,444           1,087,028
Interest expense ................................            (45,924)            (16,027)
Equity in loss of RenaGel Joint Venture .........         (1,100,184)                 --
                                                        ------------        ------------
Net loss ........................................       $ (5,513,949)       $ (5,349,407)
                                                        ============        ============
Net loss per share ..............................       $       (.40)       $       (.40)
                                                        ============        ============
Shares used in computing net loss per share .....         13,639,000          13,502,000






    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                                         For the Period
                                                                                          November 15,
                                                             Nine Months                   1991 (date
                                                          Ended September 30,             of inception)
                                                       ------------------------              through
                                                       1997                1996         September 30, 1997
                                                       ----                ----         ------------------
Revenue:
     License fee and research revenue ........     $         10        $    161,422        $  4,994,484
     Collaborative Joint Venture research
          revenue ............................        2,865,734                  --           2,865,734
     Research grant ..........................          249,254             325,081             825,205
                                                   ------------        ------------        ------------
Total revenue ................................        3,114,998             486,503           8,685,423
Costs and expenses:
     Research and development ................       17,246,985          12,787,689          50,252,725
     Collaborative Joint Venture research
          expense ............................        2,865,734                  --           2,865,734
                                                   ------------        ------------        ------------
              Total research and development..       20,112,719          12,787,689          53,118,459
     General and administrative ..............        3,252,888           1,933,789          10,229,512
     Other, nonrecurring .....................               --                  --             230,000
                                                   ------------        ------------        ------------
Total costs and expenses .....................       23,365,607          14,721,478          63,577,971
                                                   ------------        ------------        ------------
Loss from operations .........................      (20,250,609)        (14,234,975)        (54,892,548)
Interest income ..............................        2,567,990           2,271,902           6,975,613
Interest expense .............................          (68,249)            (58,416)           (294,179)
Equity in loss of RenaGel Joint Venture ......       (1,100,184)                 --          (1,100,184)
                                                   ------------        ------------        ------------
Net loss .....................................     $(18,851,052)       $(12,021,489)       $(49,311,298)
                                                   ============        ============        ============
Net loss per share ...........................     $      (1.39)       $       (.99)
                                                   ============        ============
Shares used in computing
     net loss per share ......................       13,568,000          12,178,000




    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          For the Period
                                                                                                           November 15,
                                                                           Nine Months                     1991 (date
                                                                        Ended September 30,                of inception)
                                                                     -------------------------                through
                                                                     1997                 1996          September 30, 1997
                                                                     ----                 ----          ------------------
OPERATING ACTIVITIES
Net loss ................................................       $ (18,851,052)       $ (12,021,489)       $ (49,311,298)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization .......................           1,156,329              531,766            2,822,603
    Issuance of Common Stock as compensation ............                  --                   --                5,000
    Equity in net loss of RenaGel Joint Venture .........           1,100,184                   --            1,100,184
    Changes in operating assets and liabilities:
         Prepaid expenses and other current assets ......             881,475             (841,491)          (1,042,403)
         Amount due from Joint Venture ..................          (2,865,743)                  --           (2,865,743)
         Long-term receivables ..........................                  --                   --              (20,000)
         Accounts payable and accrued expenses ..........          (1,438,768)           1,142,483            1,057,101
         Amount due to Joint Venture ....................           2,402,267                   --            2,402,267
                                                                -------------        -------------        -------------
Net cash used in operating activities ...................         (17,615,308)         (11,188,731)         (45,852,289)

INVESTING ACTIVITIES
Purchase of marketable securities .....................           (79,784,294)         (73,783,760)        (201,357,879)
Proceeds from sale and maturities of
  marketable securities ...............................            94,222,729           30,759,674          163,193,187
Investment in Joint Venture ...........................            (3,043,483)                  --           (3,043,483)
Purchase of intangible assets .........................              (168,338)            (166,651)            (905,925)
Purchase of property and equipment, net ...............            (6,262,805)            (659,264)          (8,866,066)
                                                                -------------        -------------        -------------
Net cash provided by (used in) investing activities ...             4,963,809          (43,850,001)         (50,980,166)

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of
 issuance costs .......................................             2,604,745           61,193,739           90,283,069
Proceeds from employee stock purchase plan ............                71,468               57,132              185,461
Sale of Preferred Stock, net of issuance costs ........                    --                   --           17,480,688
Proceeds from lease financing of assets ...............             5,235,948                   --            5,970,948
Payments on notes payable and
  capital lease obligations ...........................              (365,484)            (265,003)          (1,391,068)
                                                                -------------        -------------        -------------
Net cash provided by financing activities .............             7,546,677           60,985,868          112,529,098
                                                                -------------        -------------        -------------
Increase (decrease) in cash and cash equivalents ......            (5,104,822)           5,947,136           15,696,643
Cash and cash equivalents at beginning of period ......            20,801,465           12,179,988                   --
                                                                -------------        -------------        -------------
Cash and cash equivalents at end of period ............         $  15,696,643        $  18,127,124        $  15,696,643
                                                                =============        =============        =============
Schedule of noncash investing and financing activities:
   Property and equipment acquired under capital leases                                                   $   1,110,000

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



  1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements for the three and nine months ended September 30, 1997 and 1996 and for the period November 15, 1991 (date of inception) through September 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 1996 included in the Company's Annual Report on Form 10-K (File Number 0-26872) as filed with the Securities and Exchange Commission.


  2.  NET LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in basic loss per share for the nine months ended September 30, 1997 or in the basic loss per share for the nine months ended September 30, 1996. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.


  3.  TERM LOAN AGREEMENT

         In May 1997, the Company entered into a $5.0 million term loan agreement with a bank to finance the cost of leasehold improvements to, and equipment purchases for, its new facility. The agreement provides for repayment of the principal amount of the loan in 48 equal monthly installments commencing in January 1998. The loan bears interest at the bank's prime rate, and certain equipment purchased with funds received under the term loan has been pledged as collateral. In addition, under the agreement the Company is required to comply with certain financial covenants involving its capital base, liquidity and debt service coverage. At September 30, 1997, the Company had fully drawn down the loan.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.  JOINT VENTURE AGREEMENT

         In June 1997, the Company entered into a joint venture with Genzyme Corporation for the final development and commercialization of RenaGel(R) phosphate binder (the "Joint Venture"). Under the terms of the Collaboration Agreement, the Company licensed all of its rights to RenaGel(R) phosphate binder (outside of certain Pacific Rim countries) to the Joint Venture, and the Company will receive $27.5 million, consisting of a $2.5 million equity investment (received in June 1997), a $15.0 million payment due upon receipt of marketing approval from the Food and Drug Administration ("FDA"), and a $10.0 million payment due one year after FDA approval. Under the terms of the Collaboration Agreement, it is expected that each company will fund 50% of the budgeted costs and expenses associated with the development and commercialization of RenaGel(R) phosphate binder. Each party that incurs project expenses, either as internal operating costs or as third party obligations, is reimbursed by the Joint Venture for 100% of the costs incurred. As a result, in the Company's balance sheet, reimbursement owed to the Company from the Joint Venture is recorded as amounts due from Joint Venture under current assets; amounts owed by the Company to fund the Joint Venture are recorded as due to Joint Venture under current liabilities; and amounts paid to the Joint Venture and not yet reimbursed to a party are included in other assets. To the extent that each party funds 50% of the budgeted costs, both companies will share equally in all profits.

5.  MANUFACTURING AGREEMENT

         In April 1997, the Company entered into a Contract Manufacturing Agreement for RenaGel(R) phosphate binder. Under the terms of the agreement, the Company is required to fund capital equipment costs of approximately $6.0 million. The Company may be obligated to pay up to $3.75 million in additional equipment costs in the event that the Company requires the manufacturer to increase capacity and implement certain manufacturing changes designed to result in a lower product cost. The contract manufacturing agreement also requires the Company to purchase minimum quantitites of product beginning in 1998. The minimums are based upon the Company's estimated product requirements and are subject to increases as product sales increase and as the manufacturer increases its capacity for the product. All of the above-referenced capital equipment costs and the minimum purchase obligations are costs associated with the Joint Venture with Genzyme Corporation and, to the extent that each company is funding 50% of the budgeted costs and expenses of the Joint Venture, they will be borne equally by the Company and Genzyme Corporation.


6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about segments of an Enterprise and Related Information," which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.

                          GELTEX PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


  7.  SUBSEQUENT EVENT

         In October 1997, the Company increased its Term Loan Agreement (see note 3.) by $3.0 million in order to finance its portion of the initial capital equipment costs required under the Contract Manufacturing Agreement (see note 5.)


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



  RESULTS OF OPERATIONS

  THREE MONTHS  ENDED  SEPTEMBER  30, 1997 AND 1996

         The Company earned revenues of $2.9 million during the three months ended September 30, 1997 compared with $225,000 earned during the three months ended September 30, 1996. Under the terms of the Collaboration Agreement the Company has entered into with Genzyme Corporation for the final development and commercialization of RenaGel(R) phosphate binder (the "Joint Venture"), the Company and Genzyme Corporation are each expected to fund the Joint Venture in an amount equal to 50% of the budgeted costs and expenses of the project for the relevant period. Each party that incurs project expenses, either as internal operating costs or as third party obligations, will be reimbursed by the Joint Venture for 100% of the costs incurred. In the period ended September 30, 1997, $2.8 million in revenue earned by the Company represents reimbursement from the Joint Venture for certain RenaGel(R) phosphate binder development costs incurred by the Company. The amount of reimbursement revenue earned by the Company will vary according to the obligations of, and related expenses incurred by the Company, and is expected to decrease in the future as the Company completes the development of RenaGel(R) phosphate binder and the associated expenses decrease. In the period ended September 30, 1997, and in the period ended September 30, 1996, the Company earned $85,612 and $111,492, respectively, under the Company's $2.0 million grant from the United States Department of Commerce's Advanced Technology Program. Under the terms of the grant, the Company will continue to receive funding through the first calendar quarter of 1998. However, the amount of such funding may continue to decrease as the portion of program expenses required to be funded by the Company increases. In the period ended September 30, 1996, revenue was also earned under one of the Company's collaborative agreements as reimbursement for a portion of the costs incurred in connection with certain preclinical studies. The Company expects that the amount of such reimbursement will vary from period to period based upon the status of the studies.


         The Company's total operating expenses for the three months ended September 30, 1997 were $8.0 million, as compared to $6.6 million during the three months ended September 30, 1996. Research and development expenses increased to $7.1 million for the three months ended September 30, 1997 from $5.9 million for the three months ended September 30, 1996 due primarily to increased third party expenses associated with the development of CholestaGel(R) non-absorbed cholesterol reducer and RenaGel(R) phosphate binder and increased internal expenses associated with new research and development programs. These expenses included process development expenses associated with, and the cost of manufacturing material for the CholestaGel(R) and RenaGel(R) development programs, clinical trial expenses primarily associated with CholestaGel(R) and increases in research and development personnel and related costs. General and administrative expenses increased to $974,000 for the three months ended September 30, 1997 from $650,000 for the three months ended September 30, 1996 due primarily to increased business development expenses and increased administrative personnel.

         The Company's equity in the loss of the Joint Venture with Genzyme Corporation was $1.1 million for the period ended September 30, 1997, which represents the Company's portion of the Joint Venture's loss for that period. There was no corresponding amount in 1996. The Company expects that the Joint Venture will continue to operate at a loss through at least the end of 1998.

         Interest income decreased to $755,000 for the three months ended September 30, 1997 from $1.1 million for the three months ended September 30, 1996 due primarily to decreases in cash balances available for investment due to the Company's losses from operations.


  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         The Company earned revenue of $3.1 million during the nine months ended September 30, 1997 compared with $486,000 earned during the nine months ended September 30, 1996. Under the terms of the Company's Collaboration. Agreement with Genzyme Corporation for the final development and commercialization of RenaGel(R) phosphate binder, the Company and Genzyme Corporation are each expected to fund the Joint Venture in an amount equal to 50% of the budgeted costs and expenses of the project for the relevant period. Each party that incurs project expenses, either as internal operating costs or as third party obligations, will be reimbursed by the Joint Venture for 100% of the costs incurred. In the nine months ended September 30, 1997, $2.8 million in revenue earned by the Company represents reimbursement from the Joint Venture for certain development costs incurred by the Company. The amount of reimbursement revenue earned by the Company will vary according to the obligations of, and expenses incurred by, the Company, and is expected to decrease in the future as the Company completes the development of RenaGel(R) phosphate binder and the associated expenses decrease. In the period ended September 30, 1997, the Company earned revenue of $249,254 under the Company's $2.0 million grant from the United States Department of Commerce's Advanced Technology Program, compared with revenues of $325,081 earned under the same program for the period ended September 30, 1996. Under the terms of the grant, the Company will continue to receive funding through the first calendar quarter of 1998. However, the amount of such funding may continue to decrease as the portion of program expenses required to be funded by the Company increases. In the period ended September 30, 1996, revenue was also earned under one of the Company's collaborative agreements as reimbursement for a portion of the costs incurred in connection with certain preclinical studies. The Company expects that the amount of such reimbursement will vary from period to period based upon the status of the studies.

         The Company's total operating expenses for the nine months ended September 30, 1997 were $23.3 million, as compared to $14.7 million during the nine months ended September 30, 1996. Research and development expenses increased to $20.0 million for the nine months ended September 30, 1997 from $12.8 million for the nine months ended September 30, 1996 due primarily to increased third party expenses associated with the development of CholestaGel(R) and RenaGel(R). These expenses included the production of clinical trial material, clinical trial expenses and process development expenses, as well as increases in research and development personnel and related costs. General and administrative expenses increased to $3.2 million for the nine months ended September 30, 1997 from $1.9 million for the six months ended September 30, 1996 due primarily to increased business development expenses and increased administrative personnel costs.

         The Company's equity in the loss of the RenaGel(R) Joint Venture was $1.1 million for the period ended September 30, 1997, which represents the Company's portion of the Joint Venture's loss for that period. There was no corresponding amount in 1996. The Company expects that the Joint Venture will continue to operate at a loss through at least the end of 1998.


         Interest income increased to $2.6 million for the nine months ended September 30, 1997 from $2.3 million for the nine months ended September 30, 1996 due primarily to an increase in cash balances available for investment resulting from the Company's secondary public offering in May 1996.



  LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company had $53.8 million in cash, cash equivalents and marketable securities as compared to $73.4 million at December 31, 1996.

         At September 30, 1997, the Company had approximately $245,000 outstanding and $755,000 available through December 18, 1997, on a $1.0 million equipment line of credit with a bank and had an additional $199,800 outstanding on various other lines of credit with the bank. All amounts outstanding bear interest at the prime rate and are due in monthly installments through July 1999.

         In May 1997, the Company entered into a $5.0 million term loan agreement with a bank to finance the cost of leasehold improvements to, and equipment purchases for, its new facility. The agreement provides for repayment of the principal amount of the loan in 48 equal monthly installments commencing in January 1998. The loan bears interest at the bank's prime rate, and certain equipment purchased with funds received under the term loan has been pledged as collateral. In addition, under the agreement the Company is required to comply with certain financial covenants involving its capital base, liquidity and debt service coverage. At September 30, 1997, the Company had fully drawn down on this loan. In October 1997, this term loan was increased by $3.0 million to a total of $8.0 million in order to finance the Company's portion of the initial capital equipment costs under a contract manufacturing agreement for RenaGel(R) phosphate binder, as discussed below. The Company expects to pay to the Joint Venture the majority of its portion of the capital equipment costs during the fourth quarter of 1997.

         In June 1997, the Company entered into a joint venture with Genzyme Corporation for the final development and commercialization of RenaGel(R) phosphate binder. Under the terms of the Collaboration Agreement, the Company licensed all of its rights to RenaGel(R) phosphate binder. (outside of certain Pacific Rim countries) to the Joint Venture, and the Company will receive $27.5 million, consisting of a $2.5 million equity investment (received in June 1997), a $15.0 million payment due upon receipt of marketing approval from the Food and Drug Administration ("FDA"), and a $10.0 million payment due one year after FDA approval. Both companies are expected to fund 50% of the costs associated with the final development and commercialization of RenaGel(R) phosphate binder, and, to the extent such commitments are satisfied, both companies will share equally in all profits.

         In April 1997, the Company entered into a contract manufacturing agreement for RenaGel(R) phosphate binder. Under the terms of the agreement, the Company is required to fund capital equipment costs of approximately $6.0 million. The Company may be obligated to pay up to $3.75 million in additional equipment costs in the event that the Company requires the manufacturer to increase capacity and implement certain manufacturing changes designed to result in a lower product cost. The contract manufacturing agreement also requires the Company to purchase minimum quantities of product beginning in 1998. The minimums are based upon the Company's estimated product requirements and are subject to increases as product sales increase and as the manufacturer increases its capacity for the product. All of the above-referenced capital equipment costs and the minimum purchase obligations are costs associated with the Joint Venture with Genzyme Corporation and, to the extent that each company is funding 50% of the budgeted costs and expenses of the Joint Venture, they will be borne equally by the Company and Genzyme Corporation. The Company has elected to fund its portion of the capital equipment costs through third party financing as discussed above.

         In June 1997, the Company engaged, on behalf of the Joint Venture, another manufacturer to proceed with certain development efforts necessary to qualify as a second manufacturer of RenaGel(R) phosphate binder. In connection with this engagement, the Company agreed to purchase certain quantities of product resulting from the development efforts, and the manufacturer agreed to waive payment of a $1.5 million royalty payment due in connection with process development technology previously developed for the Company by such manufacturer so long as the Company complied with certain future commercial supply commitments. All of the above-referenced payments and purchase obligations are costs associated with the Joint Venture and will be borne equally by the Company and Genzyme Corporation. In September 1997, the manufacturer notified the Company of its desire to renegotiate the terms under which the development effort would be conducted. The parties continue to be in discussion regarding this matter.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         The discussion in this section as well as elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that represent the current expectations of the Company's management. Actual results could differ materially and adversely from those projected. The Company's ability to achieve the results projected is subject to certain risks and uncertainties regarding the Company's business such as those set forth below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Readers are further directed to the Company's Annual Report on Form 10-K for additional factors that may affect future operating results.

NO ASSURANCE OF FDA APPROVAL

         The Company's potential products require governmental approvals for commercialization, which have not yet been obtained. Although the Company has filed a New Drug Application for RenaGel(R) phosphate binder, there can be no assurance that the NDA will be accepted for review by the FDA or that approval for commercialization will ultimately be granted. A delay in obtaining, or the inability to obtain, approval of RenaGel(R) phosphate binder would adversely affect the Company's ability to generate commercial product revenue and could adversely affect the Company's Joint Venture with Genzyme Corporation.

DEPENDENCE ON JOINT VENTURE

         The Company plans to rely on Genzyme Corporation to fund 50% of the costs and expenses associated with the final development and commercialization of RenaGel(R) phosphate binder. Should Genzyme Corporation fail to fund its portion of budgeted costs, the Company would have to either delay the commercialization of the product or consume its resources to fund all of the associated costs. In addition, the Company is relying upon Genzyme Corporation to affect the commercialization of RenaGel(R) phosphate binder. Should Genzyme fail to adequately fulfill this obligation or exercise its right to terminate the agreement, the Company would have to either seek an alternate partner or fulfill the obligation on its own. There can be no assurance that the Company would be able to secure a new partner on terms favorable to the Company, if at all, nor can there be any assurance that the Company would be able to build the internal infrastructure to effectively commercialize the product. Failure to secure a new partner or market the product internally would adversely affect the Company's ability to generate commercial product revenue.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK

             Not applicable.

                           PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

             See the Exhibit Index on page 15 hereto.

(b)      Reports on Form 8-K.

             None.

                          GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1997


                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GELTEX PHARMACEUTICALS, INC.


DATE:  November 14, 1997              BY: /s/    Paul J. Mellett, Jr.
                                      -------------------------------
                                      Paul J. Mellett, Jr.
                                      Duly Authorized Officer and
                                      Principal Financial Officer

                                 EXHIBIT INDEX

--------------------------------------------------------------------------------
             Exhibit Number                         Description
             --------------                         -----------
--------------------------------------------------------------------------------
                  27                          Financial Data Schedule
                                      (filed with electronic submission only)
--------------------------------------------------------------------------------