Form 10-K405
period 1997-12-31
GELTEX PHARMACEUTICALS INC
filed 1998-03-30
CIK 1001425

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-26872

                          GELTEX PHARMACEUTICALS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Delaware                                         04-3136767
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

           Nine Fourth Avenue
         Waltham, Massachusetts                                     02154
(Address of principal executive offices)                          (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 290-5888

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act     Common Stock, $.01 par value per share
                                                               Junior Participating Preferred Stock
                                                               Purchase Rights
                                                                           (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) at March 24, 1998 was $340,793,163.

    As of March 24, 1998, 16,687,553 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
   PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 1998 ANNUAL
                   MEETING OF STOCKHOLDERS ARE INCORPORATED BY
              REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    GelTex Pharmaceuticals, Inc. ("GelTex" or the "Company") is developing non-absorbed, polymer-based pharmaceuticals that selectively bind to and eliminate target substances from the intestinal tract. The Company's product development efforts are focused on therapeutic agents for the treatment of hyperphosphatemia (elevated phosphorous levels) in patients with chronic kidney failure; hypercholesterolemia (elevated LDL cholesterol levels); obesity; and infectious diseases.

    The Company's most advanced product candidate, RenaGel(R) phosphate binder, is an orally administered, non-absorbed hydrogel for the control of hyperphosphatemia in patients with chronic kidney failure. In November 1997, GelTex filed a NDA with the FDA for RenaGel phosphate binder. The Company, together with its joint venture partner, Genzyme Corporation ("Genzyme"), intends to file applications for RenaGel marketing authorization in Europe and Canada in mid-1998.

    GelTex is also developing CholestaGel(R), an orally administered, non-absorbed hydrogel, for the reduction of elevated LDL cholesterol levels in patients with hypercholesterolemia. In December 1997, GelTex commenced a Phase III clinical study of CholestaGel. The double-blind, placebo controlled study is designed to evaluate the efficacy and tolerability of the drug at four dosage levels over a six month treatment period. The Company intends to initiate another Phase III study of CholestaGel in mid-1998 in order to evaluate once daily and split dosing regimens. The Company expects to file a NDA for CholestaGel in 1999.

    The Company has initiated an anti-obesity drug discovery program focused on the development of non-absorbed polymers that act in the gastrointestinal tract to inhibit the body's absorption of fat. The Company is continuing to expand its infectious disease program focused on the development of non-absorbed polymer-based pharmaceuticals to treat or prevent non-systemic infectious diseases.

    The Company commenced operations in 1992 and has incurred operating losses since that time. As of December 31, 1997, the Company had an accumulated deficit of approximately $55 million. Although the time required to reach sustained profitability is highly uncertain, the Company expects operating losses to continue through at least the beginning of 2000.

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

    The Company's enabling technology offers the following benefits:

    - Broad Application to Diseases and Conditions. The Company believes its enabling technology is applicable to a broad range of diseases and conditions treatable through the intestinal tract such as elevated phosphorus levels, elevated LDL cholesterol, obesity and certain infectious diseases.

    - Low Risk of Adverse Side Effects. The Company's polymer-based products currently under development are designed to be non-absorbed and well tolerated. Since the products act only in the intestinal tract and are not absorbed into the bloodstream, they are less likely to cause the toxicities associated with many absorbed drugs.

    - Convenient Oral Dosage Form. The Company's polymer-based products are designed to be potent at low dosage levels, thereby permitting oral administration in a convenient capsule or tablet form.

PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

    The key elements of the Company's product development and commercialization strategy include: (i) applying the Company's polymer technology to produce drug therapies that act in the intestinal tract; (ii) producing pharmaceuticals for which there are major and well defined markets; (iii) producing pharmaceuticals that offer significant improvements over available therapies or treat diseases for which no effective therapy currently exists; and (iv) collaborating with strategic partners to fund the manufacture and distribution of the Company's products and product development activities. The Company believes that the safety profile and well defined clinical pathways of its products have contributed to its clinical progress to date.

    The Company has novel pharmaceutical products in various stages of regulatory review, clinical testing and research and development for the treatment of elevated phosphorus levels, elevated LDL cholesterol, obesity and infectious diseases. The table below outlines the status of the Company's product development and research programs.

PRODUCT/PROGRAM        INTENDED INDICATIONS                DEVELOPMENT STATUS*
---------------        --------------------                -------------------
RenaGel                Control of elevated phosphorus      NDA filed with the FDA in
                       levels in patients with chronic     November 1997
                       kidney failure                      European and Canadian marketing
                                                           authorization applications
                                                           expected to be filed in mid-1998

CholestaGel            Reduction of elevated               First Phase III clinical trial
                       cholesterol in patients with        commenced December 1997
                       primary hypercholesterolemia        Second Phase III clinical trial
                       (elevated low-density               to be initiated in mid-1998
                       lipoprotein (LDL) cholesterol)      NDA expected to be filed with
                                                           the FDA in 1999

Anti-Obesity           Inhibit absorption of fat           Pre-clinical
Infectious Disease     Treatment or prevention of non-     Research
                       systemic infectious diseases

----------
* "Clinical trials" refers to testing in humans. "Pre-clinical" refers to testing in animals. "Research" includes the discovery or creation of prototype compounds, in vitro studies of those compounds and preliminary evaluation in animals. See "Government Regulation."

RENAGEL PHOSPHATE BINDER

Overview

    The United States Health Care Financing Administration ("HCFA") estimates that, at the end of 1996, approximately 214,000 patients in the United States were receiving chronic dialysis treatment for end-stage kidney disease. According to HCFA data, the number of dialysis patients in the United States increased by 7% to 10% annually between 1985 and 1996. Based on reported growth rates of approximately 5% to 7% per year, the Company estimates that the number of dialysis patients in Western Europe in 1996 was in excess of 170,000. In Japan, with reported growth rates of approximately 6% per year, the Company estimates that the number of dialysis patients in 1996 was approximately 165,000.

    Control of blood phosphorus levels is central to the prevention of renal bone disease in patients with chronic kidney failure. Phosphate is absorbed into the bloodstream through the small intestine from protein-rich high-phosphate foods such as meat, fish and dairy products. Healthy kidneys maintain a delicate balance between phosphorus and calcium levels in the blood by excreting excess phosphorus in the urine. In patients with chronic kidney failure, the kidneys are unable to remove enough phosphorus to maintain the necessary balance. Elevated phosphorus levels signal the body to excrete parathyroid hormone ("PTH"), which breaks down bone to release calcium into the blood in an effort to reestablish the balance between calcium and phosphorus. Chronic kidney failure patients with uncontrolled elevated phosphorus levels experience bone loss as well as calcification of the circulatory system caused by excessive amounts of phosphorus and calcium in the blood.

    To reduce elevated phosphorus levels, nearly all dialysis patients use some form of phosphate binder, currently the only available treatment for hyperphosphatemia. Phosphate binders bind dietary phosphate in the intestinal tract, thereby preventing its absorption into the bloodstream. The Company estimates that the potential worldwide market for phosphate binders for dialysis patients is between $300 and $500 million. In addition to the dialysis population, many patients in the early stages of chronic kidney failure (the pre-dialysis population) use phosphate binders. The Company estimates that greater than 700,000 Americans can be classified as pre-dialysis patients.

    Currently available phosphate binders include calcium acetate, the only FDA-approved phosphate binder, and calcium carbonate and aluminum hydroxide, neither of which is approved in the United States for the control of hyperphosphatemia in patients with chronic kidney failure. In order to achieve adequate reductions in phosphate absorption, calcium acetate and calcium carbonate, the most commonly used agents, must be taken at doses which can lead to constipation and noncompliance. In addition, calcium therapy requires frequent monitoring because its use can cause dangerous elevations of blood calcium levels (hypercalcemia). Hypercalcemia occurs in 25% to 50% of patients taking calcium-based binders. Aluminum hydroxide is more effective at lower doses than calcium acetate or calcium carbonate, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia (softening of the bones), anemia and dialysis dementia (deterioration of intellectual function). The Company believes that a non-absorbed, calcium-free and aluminum-free phosphate binder will offer significant benefits in the treatment of hyperphosphatemia in patients with chronic kidney failure.

Development Status

    GelTex has developed RenaGel phosphate binder for the control of hyperphosphatemia in patients with chronic kidney failure. GelTex filed a NDA for RenaGel with the FDA in November 1997. The product is designed to provide significant advantages over currently available phosphate binders. RenaGel binds dietary phosphate without the use of either calcium or aluminum and, therefore, will not cause hypercalcemia or aluminum toxicities. Additionally, RenaGel has been formulated in a convenient capsule form that is more palatable than the chalky chewable and acidic uncoated tablet forms of currently available phosphate binders. Although the Company believes that RenaGel will offer these advantages over currently available phosphate binders, there can be no assurance that RenaGel will compete successfully with existing therapies for hyper-phosphatemia and achieve market acceptance. See "Competition."

    The Company filed an Investigational New Drug Application ("IND") for RenaGel with the FDA in November 1994, three years prior to the filing of the NDA. The Company commenced the clinical development of the product in December 1994 with a Phase I clinical trial, designed to establish safety, toleration and phosphate binding efficacy in 24 healthy volunteers. The trial demonstrated that RenaGel was well tolerated and that the adverse reaction profile of RenaGel was similar to that of placebo. The trial also demonstrated a dose-dependent decrease in urinary phosphorus excretion, indicating that RenaGel bound dietary phosphate, leaving less to be absorbed into the bloodstream.

    The safety, efficacy, and tolerability of RenaGel in 36 dialysis patients was studied in a Phase IIa clinical trial completed in August 1995. This study was designed to demonstrate that RenaGel is equivalent in potency to currently available calcium-based phosphate binders. In this study, RenaGel was shown to be safe and well tolerated by dialysis patients. All patients completed drug treatment and the adverse reaction profile of RenaGel was similar to that of the placebo. This trial demonstrated that RenaGel produces a dose-dependent decrease in serum phosphorus levels and is approximately equal in potency to the currently available calcium-based phosphate binders.

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

    GelTex completed two pivotal Phase III clinical trials in the first quarter of 1997. The first trial, a 172-patient, open-label study, confirmed and expanded the results of the Company's Phase IIb study, demonstrating RenaGel's ability to control phosphorus levels without elevating calcium levels. The reduction of serum phosphorus levels resulting from RenaGel treatment is shown in the graph below. Results of this study also suggest that reducing phosphorus levels in the absence of calcium supplementation can aid in the control of PTH levels.


                             RENAGEL PHASE III STUDY

              CLINICAL RESULTS: CONTROL OF SERUM PHOSPHORUS LEVELS

               [CLINICAL RESULTS CHART OMITTED; SUCH INFORMATION
                      IS SUMMARIZED IN TABULAR FORM BELOW]

       MEASUREMENT PERIOD                 DURATION OF
      (FISCAL YEAR COVERED)  WASHOUT   RENAGEL TREATMENT   WASHOUT
               0               6.80
               1               8.00
               2               9.10          9.10
               3                             8.20
               4                             7.70
               5                             7.20
               6                             7.10
               7                             7.10
               8                             6.80
               9                             6.70
              10                             6.60            6.60
              11                                             7.40
              12                                             8.00

       Study of 172 patients on calcium and/or aluminum therapy with controlled phosphorus levels (baseline) who were taken off calcium and aluminum for a two week period (washout) and then treated with RenaGel for eight weeks. The primary endpoint is the change in serum phosphorus levels (statistically significant reduction of serum phosphorus levels from phosphorus levels at end of washout).

    The second Phase III trial was an 82-patient crossover study, designed to compare the safety and efficacy of RenaGel with that of calcium acetate (PhosLo(R)). Results of this trial showed that RenaGel is as effective as calcium acetate in reducing serum phosphorus levels with significantly fewer incidents of hypercalcemia.

    The Company is currently conducting an extended use study of RenaGel involving 192 patients. The study, which is expected to conclude in the second quarter of 1998, is designed to provide additional safety data and long-term efficacy data. In mid-1998, the Company expects to commence a pivotal study necessary to support applications in Europe and the United States for a pre-dialysis indication for RenaGel. In addition, the Company is continuing its efforts to develop additional more convenient dosage formulations of RenaGel.

    In June 1997, the Company formed a 50/50 joint venture with Genzyme for the final development and commercialization of RenaGel phosphate binder in the United States, Europe and other territories not previously licensed to Chugai Pharmaceutical Co., Ltd. ("Chugai"). See "Development and Marketing Agreements."

    The Company will rely upon third parties to manufacture commercial quantities of RenaGel, including the starting material for the product, bulk material and finished goods. The Company currently has in place one long-term fixed price supply agreement for RenaGel bulk material, but does not have agreements in place with its current suppliers of the starting material or finished goods. Should any of the Company's manufacturing relationships terminate or should any of the suppliers be unable to satisfy the Company's requirements for starting material, bulk material or finished goods, respectively, the Company would be unable to commercialize its products as expected, and the Company's business and financial condition would be materially and adversely affected.

CHOLESTAGEL NON-ABSORBED CHOLESTEROL REDUCER

Overview

    Elevated LDL cholesterol (hypercholesterolemia) has been widely recognized as a significant risk factor for coronary heart disease since the mid-1980s. As a result of the increased awareness and the broad prevalence of elevated LDL cholesterol, cholesterol-reducing drugs have emerged as one of the largest and fastest growing pharmaceutical product categories. In 1996, the worldwide market for cholesterol-reducing drugs exceeded $6 billion.

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

    Physicians frequently prescribe a low fat, low cholesterol diet (the NCEP Step I diet) as an initial approach to lowering elevated cholesterol. In cases where dietary changes alone do not adequately lower a patient's cholesterol levels, drug therapy may be needed. Physicians have the option of prescribing one of two types of therapies: non-absorbed cholesterol-reducing drugs (i.e., bile acid sequestrants) or several classes of absorbed agents. One class of absorbed agents is the HMG-CoA reductase inhibitors (generally referred to as "statins"), the most widely prescribed class of cholesterol-reducing agents in the United States. Combined worldwide sales of the three leading HMG-CoA reductase inhibitors exceeded $5 billion in 1996. These drugs work by blocking cholesterol synthesis and enhancing the liver's ability to clear LDL cholesterol from the blood.

    Bile acid sequestrants, an alternative therapy to absorbed agents such as HMG-CoA reductase inhibitors, have been marketed for decades. Bile acids are synthesized by the liver from cholesterol and secreted into the intestines to aid digestion of fats. Bile acid sequestrants bind to bile acids in the intestinal tract and increase their excretion from the body. To replenish the bile acid pool, the liver draws cholesterol from the bloodstream, resulting in a reduction in blood cholesterol levels. Bile acid sequestrants work without entering the bloodstream and are generally regarded as safer than absorbed agents such as HMG-CoA reductase inhibitors, which require frequent liver function tests. Since cholesterol-reduction therapy typically involves a life-long drug regimen, many doctors prescribe bile acid sequestrants as first-line drug therapy, especially for primary prevention of coronary heart disease and in younger patients.

    Sales of bile acid sequestrants in the United States exceeded $111 million in 1996. The most widely prescribed bile acid sequestrant in the United States is cholestyramine, a polymer resin which is based on a single monomer. Cholestyramine is an inefficient and weak binder of bile acids and, therefore, must be taken in large quantities. Typically, patients must drink a mixture of two to three tablespoons of cholestyramine in eight ounces of water twice a day. The unpleasant intestinal side effects (such as constipation) and necessarily large doses of currently available bile acid sequestrants prompt many patients to discontinue this therapy. As a result, many physicians either switch patients to or initially prescribe HMG-CoA reductase inhibitors. The Company believes that a bile acid sequestrant with improved efficacy and a more convenient dosage form will increase patient acceptance and use of bile acid sequestrant therapy.

Development Status

    GelTex is developing CholestaGel for the reduction of elevated LDL cholesterol levels in patients with hypercholesterolemia. In December 1997, GelTex initiated the first of two Phase III clinical trials for CholestaGel. The Company believes that the structural design of CholestaGel represents a significant advance over existing bile acid sequestrants in that it carries a high density of high affinity bile acid binding sites, making it more potent at lower doses than currently marketed agents. The Company believes that CholestaGel will meet the needs of the market for a non-absorbed cholesterol-reducing drug that is safe and well tolerated in long term use, effective at low doses and available in a more convenient dosage form. The Company also believes that CholestaGel may be a particularly appropriate therapy for young people with elevated cholesterol levels who may be on therapy for the rest of their lives and that CholestaGel may expand treatment of mild-to-moderate cholesterol elevations (LDL cholesterol from 130 to 160 mg/dL) by giving physicians a safer therapy to prescribe to patients at lower risk of coronary heart disease.

    Although the Company believes that CholestaGel will offer certain advantages over currently available bile acid sequestrants, currently marketed products often have a significant advantage over new entrants. Additionally, while the Company believes that a bile acid sequestrant with improved efficacy and a more convenient dosage form will increase patient acceptance and use of bile acid sequestrant therapy, currently available HMG-CoA reductase inhibitors have achieved widespread market acceptance, with worldwide sales of the three leading products exceeding $5 billion in 1996. There can be no assurance that CholestaGel will compete effectively with existing bile acid sequestrants or that the availability of CholestaGel will expand the use or acceptance of bile sequestrants. See "Competition."

    The Company filed an IND for CholestaGel with the FDA in May 1995, and commenced the clinical development of CholestaGel in June 1995. In March 1996, the Company completed a Phase IIa study of CholestaGel. This study was designed to evaluate the safety, tolerability and lipid-lowering efficacy of CholestaGel in subjects with LDL cholesterol levels exceeding 160 mg/dL. Analysis of the data from this study indicates that patients receiving 1.2 grams b.i.d. (twice daily) of CholestaGel experienced an average 27 mg/dL (15%) reduction in LDL cholesterol, and patients receiving 3.6 grams b.i.d. experienced an average 50 mg/dL (29%) reduction. Patients receiving placebo experienced no meaningful change in LDL cholesterol levels. No dose-limiting side effects were reported.

    In February 1997, the Company completed a Phase IIb, 147-patient dose ranging study looking at four dose levels of CholestaGel. Analysis of the data from this study indicates patients receiving 1.6 grams b.i.d. of CholestaGel experienced an average 24 mg/dL (12%) reduction in LDL cholesterol and patients receiving 2.0 grams b.i.d. experienced an average 35 mg/dL (17%) reduction. This study also showed that CholestaGel was well tolerated with a lack of gastrointestinal side effects, which are significant problems with existing bile acid sequestrants. In February 1997, the Company also completed a Phase IIc clinical trial of CholestaGel. This study compared once daily dosing versus twice daily dosing in 119 patients. All patients took a total of 1.6 grams per day. Results of this study indicate that once daily dosing is at least as effective as split dosing.

    In December 1997, the Company initiated the first of two planned Phase III trials of CholestaGel. The first is a double-blind, placebo controlled study of 560 patients at 18 sites. The study is designed to evaluate the efficacy and tolerability of CholestaGel at four dosage levels over a treatment period of six months. The Company plans to commence a second Phase III trial for CholestaGel in mid-1998. The study is expected to be conducted with 120 patients at six sites over a treatment period of six weeks. The second Phase III study is designed to confirm the results of the Company's Phase IIc clinical study which showed that once daily dosing is at least as effective as split dosing regimens. Assuming successful completion of these Phase III clinical studies, the Company expects to file a NDA for CholestaGel in 1999.

    If the results of the Company's Phase III trials for CholestaGel are not satisfactory, the Company may need to conduct additional Phase III clinical trials. Any such additional studies would likely be time consuming and expensive. There can be no assurance that the results of any of the Company's Phase III clinical trials will be satisfactory. Should the Company determine that the results of its Phase III clinical trials for CholestaGel are sufficient to meet the FDA's requirements for product approval, there can be no assurance that the FDA will concur with the Company's analysis and approve CholestaGel for commercial sale. The failure of the Company to obtain FDA approval for CholestaGel, or any significant delay in obtaining such approval, would have a material adverse effect on the Company.

    In addition to the benefits which the Company expects CholestaGel to provide as monotherapy, the Company believes that many patients may benefit by combining low doses of CholestaGel and HMG-CoA reductase inhibitors. Currently available bile acid sequestrants are approved for use in combination with HMG-CoA reductase inhibitors. In September 1997, the Company announced positive results from a Phase II clinical trial designed to evaluate the cholesterol lowering effect achieved by administering a low dose of CholestaGel in combination with a low dose of lovastatin, a generic form of a leading HMG-CoA reductase inhibitor. In the 134-patient study, a low dose of CholestaGel (2.4 grams) administered with half of the lowest recommended dose of lovastatin (10 mg), dosed together and separately, produced a 60 mg/dL (34%) and 53 mg/dL (32%) reduction in LDL cholesterol, respectively. This reduction was approximately 50% greater than that achieved with low dose lovastatin alone. The chart below presents the results of the combination study. The Company intends to commence development of a product combining low doses of CholestaGel and lovastatin in a single formulation in late 1998.

                           CHOLESTAGEL PHASE II STUDY

              CLINICAL RESULTS: COMBINATION STUDY WITH LOVASTATIN;
                           CHANGES IN LDL CHOLESTEROL

             [CLINICAL RESULTS BAR GRAPH OMITTED; SUCH INFORMATION
                      IS SUMMARIZED IN TABULAR FORM BELOW]


                                                         mg/dL

                   Placebo                                    0
                   CholestaGel (2.4 g)                  -- 14.6
                   Lovastatin (10 mg)                   -- 39.5
                   CholestaGel/Lovastatin dosed         -- 60.2
                   together
                   CholestaGel/Lovastatin dosed         -- 53.1
                   apart

    The Company is conducting an extended use study with CholestaGel in 260 patients. The study, which is expected to conclude in late 1998, is designed to provide additional safety data and long term efficacy data.

    The Company is continuing to develop a tablet formulation of CholestaGel that will reduce the number of pills required to achieve a targeted reduction in cholesterol. The Company is also conducting pre-clinical studies in an effort to identify more potent bile acid sequestrant polymers that can further improve the dosing necessary to achieve a targeted reduction in cholesterol.

    The Company intends to commercialize CholestaGel through collaborations with third parties. If the Company is unable to conclude agreements with partners as planned, the Company will either have to delay the continued development and commercialization of CholestaGel or expend its resources to fund such activities. This could result in a need for the Company to seek additional sources of funding, and there can be no assurance that such funding will be available to the Company when needed or on acceptable terms.

ANTI-OBESITY PROGRAM

Overview

    Obesity is a global healthcare concern and represents one of the most serious problems facing the medical community today. It is generally recognized that people who have a body weight exceeding 20% of ideal weight or who have a body mass index, defined as body weight in kilograms divided by height in meters squared, of greater than 27 are obese. In 1996, the World Health Organization expressed its concern that the prevalence of obesity is increasing at an alarming rate in both industrialized and developing countries. According to recent industry data, one-third, or 58 million, of all adult Americans are obese. This chronic and often debilitating disease, which is associated with an increase in mortality and morbidity, has a significant impact on the healthcare system. The health problems associated with obesity, including diabetes, coronary artery disease and hypertension, are reported to result in more than $60 billion annually in health care costs and loss of income in the United States.

    The conventional therapy for the treatment of obesity is behavioral modification, which includes a change in quantity and quality of food and a regular exercise program. However, less than 5% of all patients who enter most weight loss programs are successful in losing weight. Approximately 66% of all patients who initially lose weight regain the weight in one year, and virtually all of them regain the weight in five years. Because obesity is believed to be a complex metabolic disease with genetic and behavioral components, the medical community and the obese patient population continue to seek effective anti-obesity agents.

    There are three general approaches for pharmacological intervention for the treatment of obesity: (i) drugs which achieve their therapeutic effect by decreasing the patient's appetite; (ii) drugs which block the absorption of fat; and (iii) drugs which stimulate basal metabolism. Drugs that have been approved for use in the United States fall into the first category and include: a combination therapy of phentermine and fenfluramine (Phen/fen), which has been widely used during the past ten years; dexfenfluamine (Redux) which received FDA approval in May 1996; and subutramine (Meridia) which received FDA approval in November 1996. However, the currently available drugs are only recommended for short term use of up to 12 months. In addition, Phen/fen and Redux have recently been associated with incidences of primary pulmonary hypertension and heart valve problems, leading to their voluntary withdrawal from the market. In addition to the drugs that have been approved for use, orlistat, a drug which blocks the absorption of fat from the gastrointestinal tract, has been submitted to the FDA for approval. According to the National Task Force on the Prevention and Treatment of Obesity, an effective obesity treatment will require long term drug treatment, in conjunction with diet and behavior modification. The Company believes that a non-absorbed agent that inhibits the absorption of fat may offer significant benefits in the long term treatment of obesity.

Application of the Company's Technology

    The Company is developing non-absorbed polymers that act within the gastrointestinal tract to inhibit the absorption of fat. In the gastrointestinal tract, ingested fat is broken down by pancreatic lipase, permitting absorption by the intestinal lining. The fat is then transported throughout the bloodstream to body tissues. An excess of fat delivered to body tissues leads to obesity.
By preventing fat breakdown, fat is eliminated from the body and a patient loses weight.

    The Company has synthesized novel polymers that work within the gastrointestinal tract and either bind to lipase and inhibit the enzyme activity or bind to fat and make it inaccessible to lipase. The Company is engaged in pre-clinical in vitro and in vivo animal studies with both classes of compounds. In animal studies conducted in rats, the Company has seen a two-fold and a ten-fold increase in the amount of fecal fat excreted following treatment with its pancreatic lipase inhibitor compounds and its fat binding compounds, respectively. The Company has initiated long term studies in obese rats to study the weight reducing effects of the two classes of compounds. The Company plans to select one or more candidate compounds for clinical development in early 1999. The Company believes that its pancreatic lipase inhibitors or its fat binding polymers, used alone or in combination, may offer a safe and effective long term treatment for obesity.

INFECTIOUS DISEASE PROGRAM

Overview

    The treatment of infectious diseases has become increasingly more complicated with the recent appearance and recognition of new pathogenic organisms, and the emergence of resistance to available antibiotics. Organisms and resistance patterns previously thought to be exotic or rare are becoming increasingly more prevalent. These events have stimulated renewed interest throughout the pharmaceutical and biotechnology industries in research and development focused on the treatment of infectious diseases. The Company believes that the use of polymers as antimicrobial agents represents a novel technological approach to the treatment of infectious disease.

    The Company is applying its expertise in polymer design and synthesis and molecular recognition technology to discover and develop polymer-based pharmaceuticals designed to treat infectious diseases. The Company's research in this area is initially focused on non-absorbed compounds for the treatment of non-systemic infections in surface sites, including gastrointestinal, genitourinary, skin and wound, and respiratory tract infections. In the area of infectious disease, the Company believes that polymers may be designed to achieve their therapeutic effect by (i) killing or inhibiting microbial growth,
(ii) inhibiting the adherence of pathogens to host cell surfaces, (iii) binding and inactivating microbial toxins essential for virulence and (iv) acting synergistically with commercially available and investigatory antibiotics.

    The Company's initial goal of demonstrating the feasibility of the use of polymers as antimicrobials was directed at two diarrheal pathogens, Cryptosporidium parvum and rotavirus. GelTex scientists developed polymers which effectively inactivated both Cryptosporidium and rotavirus in in vivo experiments in cultured cells and in experimentally infected animals. Both programs demonstrated the feasibility of the Company's approach. However, the Company has chosen not to pursue the development of polymer-based pharmaceuticals for the treatment of either cryptosporidiosis or rotavirus. In the case of cryptosporidiosis, the Company's decision was based on the emergence of protease-inhibitor regimes for the treatment of AIDS patients, which has caused the overall incidence of cryptosporidiosis and other AIDS-related infections to decrease dramatically. In the case of rotavirus infections, there is now a highly efficacious vaccine available for the treatment of the disorder.

Applications of the Company's Technology

    During the development of anti-cryptosporidium polymers, the Company designed polymers active on pathogen surfaces. Unlike conventional antibiotics which often act through mechanisms targeting single (often intracellular) enzymes, the Company's polymers have mechanisms combining charge and hydrophobicity similar to those of peptide antibiotics. GelTex believes that by targeting the extracellular activity sites it will be able to develop polymer-based drugs against which pathogens may not become resistant. In addition, because the mechanism of action of the polymers appears to be profoundly different from conventional antibiotics, the Company believes that its polymer-based pharmaceuticals could act synergistically with other anti-infectives. The Company has commenced a screening program to characterize activities of numerous polymer classes against panels of important human bacterial and other types of pathogens.

    In collaboration with several academic scientists, the Company is also investigating the potential use of its polymers to bind, inhibit or inactivate toxins which are essential virulence factors in diseases caused by many bacterial infections. The preliminary experiments have resulted in in vitro demonstrations of activity against several toxins important in gastrointestinal infections. The Company believes that this presents a new approach for the management and prevention of hospital-associated gastrointestinal infections.

    In addition, the Company believes that its technology may be useful in the treatment of disorders affecting mucins that line various human organ sites such as the gastrointestinal tract, respiratory tract and the genitourinary tract.

DEVELOPMENT AND MARKETING AGREEMENTS

    The Company's strategy is to commercialize its products through development and marketing agreements with pharmaceutical companies or other strategic partners. GelTex expects that such agreements will provide the Company with (i) financial support in the form of license, research and development and/or milestone payments, (ii) capabilities in research and development and sales and marketing and (iii) a revenue stream on product sales following regulatory approvals.

Genzyme Corporation

    In June 1997, GelTex and Genzyme formed a 50/50 joint venture (the "RenaGel Joint Venture") under which the parties will finalize the development of and commercialize RenaGel phosphate binder in all countries other than Japan and other Pacific Rim countries. Under the agreement, the Company and Genzyme are each required to make capital contributions to the RenaGel Joint Venture in an amount equal to 50% of all costs and expenses associated with the development and commercialization of RenaGel, including costs and expenses incurred by either party in performing under the agreement, and the Company and Genzyme will share equally in the profits generated from sales of the product. To the extent that either party fails to fund its 50% share of costs and expenses and the other party does not exercise its right to terminate the agreement or compel performance of the funding obligation, the profit sharing interests and the future funding obligations of the parties will be proportionately adjusted to correspond to the cumulative amount of capital contributions made by each party as of such date. Under the agreement, GelTex licensed all of its rights to RenaGel phosphate binder in the territory to the RenaGel Joint Venture and Genzyme was appointed as the exclusive distributor of RenaGel in the territory.

    Under the agreement, the Company transferred to Genzyme 50% of the Company's initial 100% equity interest in the RenaGel Joint Venture and Genzyme agreed to pay GelTex $15 million upon the receipt of marketing approval from the FDA and $10 million one year following FDA approval. In addition, Genzyme purchased 100,000 shares of GelTex Common Stock for $2.5 million in cash.

Chugai Pharmaceutical Co., Ltd.

    In December 1994, GelTex granted Chugai an exclusive license to develop and commercialize RenaGel in Japan and other Pacific Rim countries. Chugai, a leading Japanese pharmaceutical company, is the largest distributor in Japan of rHuEPO, a product which is used to treat anemia in patients with chronic kidney failure.

    The agreement provides for Chugai to fund the development of RenaGel in Japan and other Pacific Rim countries and grants Chugai the exclusive right to manufacture and market the product in the territory. Chugai made an upfront license payment to GelTex and has agreed to make milestone payments to GelTex, payable throughout the development process in Japan. Chugai will pay a royalty to GelTex on net product sales in the territory. Chugai has the right to terminate the agreement on short notice at any time prior to product approval in Japan. Termination will relieve Chugai of any further payment obligations under the agreement and will end any license granted to Chugai by GelTex. The Company has received two milestone payments of $1 million each from Chugai, the first in December 1996 upon Chugai's initiation of a Phase I clinical trial for RenaGel in Japan and the second in December 1997.

STARTING MATERIAL AND MANUFACTURING

    The Company's two lead products, RenaGel phosphate binder and CholestaGel cholesterol reducer, are manufactured from a starting material which is covered by patents owned by a third party. The Company has obtained a non-exclusive license under these patents to manufacture the material in connection with the production of RenaGel and CholestaGel. The Company may not sublicense its rights under this license without the licensor's consent, except to the Company's current supplier of the starting material and certain other parties specified in the license. The license agreement may be terminated upon short notice if the Company fails to meet its material obligations under the license agreement, including lump sum payments, royalties and confidentiality obligations.

    The Company has chosen not to build the capacity to manufacture its potential products and, therefore, purchases from third party manufacturers its compounds for pre-clinical research and clinical trial purposes and expects to be dependent on third party manufacturers for commercial production. The Company has non-exclusively sublicensed its rights to manufacture the starting material for its two lead compounds, RenaGel and CholestaGel, to one supplier and is purchasing quantities of this material under purchase orders issued to this supplier. The Company has also obtained pharmaceutical grade bulk production quantities of RenaGel and CholestaGel from two suppliers (one for each compound). This bulk production is being used in clinical trials of CholestaGel and was used in clinical trials of RenaGel. The Company has entered into a long term, fixed price commercial manufacturing arrangement with The Dow Chemical Company, its supplier of RenaGel bulk material. The Dow agreement requires the Company to purchase minimum quantities of the material beginning this year. The Company is in discussions with a second supplier for RenaGel bulk material and is currently negotiating a long term, fixed price manufacturing agreement with the manufacturer of CholestaGel bulk material. In addition, the Company is negotiating a long term fixed price service agreement with one encapsulator to formulate RenaGel bulk material into finished product.

    The Company is continuing to work with its third party manufacturers to optimize processes for the manufacture of commercial quantities of RenaGel and CholestaGel. In the event the continuing process development work is not successful, the Company's profit margins could be adversely affected.

    The Company is exploring relationships with other suppliers to complement its relationships with its existing suppliers. The Company has established a quality control program, including a set of standard operating procedures, intended to ensure that third party manufacturers under contract produce the Company's compounds in accordance with the FDA's current Good Manufacturing Practices.

    The production of GelTex's compounds is based in part on technology that the Company believes to be proprietary. GelTex maintains confidentiality agreements, contractual arrangements and patent filings to protect this proprietary knowledge. In the event that the Company's manufacturers fail to abide by the limitations or confidentiality restrictions in the manufacturing arrangements, the proprietary nature of GelTex's technology could be adversely affected and, consequently, any competitive advantage that GelTex has achieved as a result of the proprietary nature of this technology could be jeopardized.

PATENTS AND TRADE SECRETS

    The biotechnology and pharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company actively seeks, when appropriate, protection for its products and proprietary information by means of United States and foreign patents and registration of its trademarks. In addition, the Company relies upon trade secrets and contractual arrangements to protect certain of its proprietary information and products.

    The Company has 11 issued U.S. patents and approximately 25 pending U.S. patents. In addition, the Company has filed approximately 60 international and foreign counterparts. The U.S. patents issued to the Company cover technology related to RenaGel and a class of other orally administered non-absorbed phosphate-binding polymers and their use in the treatment of hyperphosphatemia and technology related to CholestaGel and other polymeric materials. There can be no assurance that any patents will issue from any of the Company's patent applications. Further, there can be no assurance that any current or future patents will provide the Company with significant protection against competitive products or otherwise be of commercial value.

    Much of the Company's technology and many of its processes are dependent upon the knowledge, experience and skills of its scientific and technical personnel. To protect its rights to its proprietary know-how and technology, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company. These agreements require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by employees and, when possible and appropriate, consultants, advisors and collaborators. There can be no assurance that these agreements will effectively prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure. Furthermore, the Company's business may be adversely affected by competitors who independently develop substantially equivalent or improved technology.

COMPETITION

    The pharmaceutical industry is intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in activities similar to those of the Company, including research and development of products for hyperphosphatemia, hypercholesterolemia, obesity and infectious diseases.

    Phosphate binders are currently the only available treatment for hyperphosphatemia. There are several phosphate binders available or under development. A prescription calcium acetate preparation is currently the only product approved in the United States for the control of elevated phosphorus levels in patients with chronic kidney failure. Other products used as phosphate binders include over-the-counter calcium- and aluminum-based antacids and dietary calcium supplements. Calcium acetate and calcium carbonate, the most commonly used agents, must be taken at sufficient doses to achieve adequate reductions in phosphate absorption, which can lead to constipation and patient noncompliance. In addition, calcium therapy requires frequent monitoring because its use can cause hypercalcemia. Aluminum hydroxide is more effective at lower doses than calcium acetate or calcium carbonate, but it is infrequently used because aluminum absorbed from the intestinal tract accumulates in the tissues of patients with chronic kidney failure, causing aluminum-related osteomalacia, anemia and dialysis dementia. RenaGel binds dietary phosphate without the use of either calcium or aluminum and, therefore, will not cause hypercalcemia or aluminum toxicities. The Company believes that RenaGel will effectively compete with existing phosphate binders by offering an excellent tolerability profile and a more palatable formulation than that of currently available phosphate binders.

    In the cholesterol-reduction field, products are currently available that address some of the needs of the market. These products include other bile acid sequestrants, HMG-CoA reductase inhibitors, fibric acid derivatives and niacin. In 1996, sales of HMG-CoA reductase inhibitors represented approximately 94% of the market for cholesterol-reducing drugs sold in the United States. Combined worldwide sales of the three leading HMG-CoA reductase inhibitors exceeded $5 billion in 1996. Bile acid sequestrants work without entering the bloodstream and are generally regarded as safer than absorbed agents such as HMG-CoA reductase inhibitors, which require frequent liver function tests. However, the unpleasant intestinal side affects and necessarily large doses of currently available bile acid sequestrants prompt many patients to discontinue this therapy. The most widely prescribed bile acid sequestrant in the United States is cholestyramine, a polymer resin which is based on a single monomer. Cholestyramine is an inefficient and weak binder of bile acids and, therefore, must be taken in large quantities. The Company believes that CholestaGel will effectively compete with currently available bile acid sequestrants by offering improved efficacy and tolerability and a more palatable formulation than that of currently available bile acid sequestrants. However, currently marketed products often have a significant competitive advantage over new entrants and there can be no assurance that the Company will be able to secure a sufficient percentage of its targeted market to meet its current revenue projections. Failure to do so will adversely affect the Company's ability to achieve and sustain profitability.

    In addition to currently available therapies, several of the Company's competitors are engaged in development activities and clinical trials of other types of cholesterol-reducing agents. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than the Company. These competitors may also compete with the Company in establishing development and marketing agreements with pharmaceutical companies. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which the Company is working.

GOVERNMENT REGULATION

    The development, manufacture and potential sale of therapeutics is subject to extensive regulation by United States and foreign governmental authorities. In particular, pharmaceutical products are subject to rigorous pre-clinical and clinical testing and to other approval requirements by the FDA in the United States under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act and by comparable agencies in most foreign countries.

    Before testing of any agents with potential therapeutic value in healthy human test subjects or patients may begin, stringent government requirements for pre-clinical data must be satisfied. The data, obtained from studies in several animal species, as well as from laboratory studies, are submitted in an IND application or its equivalent in countries outside the United States where clinical studies are to be conducted. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

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

    Data from pre-clinical and clinical trials are submitted to the FDA as a NDA for marketing approval and to other health authorities as a marketing authorization application. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources. Preparing a NDA or marketing authorization application involves considerable data collection, verification, analysis and expense, and there can be no assurance that FDA or any other health authority approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny a NDA or marketing authorization application if the authority's regulatory criteria are not satisfied or may require additional testing or information.

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

    In addition to the statutes and regulations described above, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resources Conservation and Recovery Act and other present and potential future federal, state and local regulations.

    Completing the multitude of steps necessary before marketing can begin requires the expenditure of considerable resources and a lengthy period of time. Delay or failure in obtaining the required approvals, clearances or permits by the Company, its corporate partners or its licensees would have a material adverse effect on the ability of the Company to generate sales or royalty revenue. The impact of new or changed laws or regulations cannot be predicted with any accuracy.

HUMAN RESOURCES

    As of March 21, 1998, GelTex had 76 full-time employees. Sixty-four of these individuals (22 of whom hold Ph.D. or M.D. degrees) are involved in research and development, and 12 are in general and administrative functions. Members of the Company's Scientific Advisory Board and Bile Acid Advisory Board come from a number of different disciplines, with expertise in polymer chemistry, medicinal chemistry, molecular recognition, clinical pharmacology and clinical medicine.

RESEARCH AND DEVELOPMENT COSTS

     The information required by Item 101(c)(xi) of Regulation S-K is incorporated by reference from Part II, Item 8 "Financial Statements and Supplementary Data" and specifically from the "Statement of Operations" set forth on page F-4 of the Company's attached financial statements.


ITEM 1(A) MANAGEMENT

EXECUTIVE OFFICERS


    The executive officers of the Company, who are elected to serve at the discretion of the Board of Directors, are as follows:

NAME                              AGE     POSITION
----                              ---     --------

Mark Skaletsky................    49      President, Chief Executive Officer and
                                          Director
Edmund J. Sybertz, Ph.D.......    47      Senior Vice President, Research and
                                          Development
Steven K. Burke, M.D..........    37      Vice President, Clinical Research
Paul J. Mellett, Jr...........    42      Vice President, Administration and
                                          Finance, Chief Financial Officer and
                                          Treasurer


    MARK SKALETSKY, President, Chief Executive Officer and Director. Mr. Skaletsky joined GelTex in May 1993 as President, Chief Executive Officer and a Director of the Company. He served as Treasurer of the Company from August 1993 until May 1997. Mr. Skaletsky previously served from 1988 to 1993 as Chairman and Chief Executive Officer of Enzytech, Inc., a biotechnology company, and President and Chief Operating Officer of Biogen, Inc., a biotechnology company, from 1983 to 1988. He is a director of Isis Pharmaceuticals, Inc. and LeukoSite, Inc.

    EDMUND J. SYBERTZ, JR., PH.D., Senior Vice President, Research and Development. Dr. Sybertz joined the Company in March 1998. Prior to joining GelTex, Dr. Sybertz held various positions of increasing responsibility at Schering Plough Research Institute, the pharmaceutical research arm of Schering-Plough Corporation, a pharmaceuticals corporation, from 1979 to 1998, including most recently Senior Director and Presidential Fellow, Biological Research, New Drug Discovery.

    STEVEN K. BURKE, M.D., Vice President, Clinical Research. Dr. Burke joined GelTex in 1994 after having served as Associate Director, Gastrointestinal Clinical Research of Glaxo, Inc., a pharmaceutical company, from 1992 to 1994 and Assistant Clinical Professor of Medicine, Gastroenterology, at the University of North Carolina from 1993 until 1994. Dr. Burke currently also serves as a Staff Physician, Gastroenterology, at the Brockton/West Roxbury VA Medical Center. He was a Research Fellow in Gastroenterology from 1991 to 1992 and a Clinical Fellow in Gastroenterology from 1990 to 1991 at Brigham and Women's Hospital.


    PAUL J. MELLETT, JR., Vice-President, Administration and Finance, Chief Financial Officer and Treasurer. Mr. Mellett joined the Company in April 1997 from Marshall Contractors, Inc. where he most recently served as Chief Financial Officer. Marshall Contractors, Inc. is a construction management firm specializing in biotechnology and microelectronics projects. Before joining Marshall Contractors, Inc. in 1994, Mr. Mellett was an Audit Partner with Deloitte & Touche LLP in Boston which he joined in 1977.

SCIENTIFIC AND BILE ACID ADVISORY BOARDS

    The Company's Scientific Advisory Board consists of individuals with demonstrated expertise in various fields who advise the Company concerning long-term scientific planning, research and development. Members also evaluate the Company's research programs, recommend personnel to the Company and advise the Company on technological matters. In addition to its Scientific Advisory Board, GelTex has established consulting relationships with a number of scientific and medical experts who advise the Company on a project- specific basis. One of the most important of these is the Company's Bile Acid Advisory Board, a group of leading experts in the field of bile acids and bile acid sequestrants who help to guide the Company's efforts in this area.

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

         NAME                                 PRINCIPAL OCCUPATION
SCIENTIFIC ADVISORY BOARD

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

Willis Maddrey, M.D.                     Executive Vice President, Clinical
                                             Affairs, Southwest Medical Center

Robert Nicolosi, Ph.D.                   Director of Cardiovascular Research,
                                             University of Massachusetts, Lowell

Ken Setchell, Ph.D.                      Professor, Department of Pediatrics,
                                             Director of Clinical Mass
                                             Spectrometry, Children's Hospital,
                                             Cincinnati

Randolph C. Steer, M.D., Ph.D.           Independent Pharmaceutical Consultant

ITEM 2. PROPERTIES

The Company leases approximately 25,000 square feet of laboratory and office space in one building at Nine Fourth Avenue, Waltham, Massachusetts. The lease expires in March 2007 and the Company has the option to extend the lease until March 2012.


ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.





                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "GELX." The following table sets forth, for the periods indicated, the range of the high and low last sale prices for the Common Stock:


                                                         HIGH         LOW
                                                      ---------    ---------
1996
  First Quarter....................................   $      27    $      12
  Second Quarter...................................          28           14 1/2
  Third Quarter....................................      20 3/4           11
  Fourth Quarter...................................      24 1/2           15 3/4

1997
  First Quarter....................................   $      27    $      18 1/4
  Second Quarter...................................          23           15 3/4
  Third Quarter....................................          27           17 1/2
  Fourth Quarter...................................          32           24

    The Company has never declared or paid cash dividends on shares of its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, for use in its business. In addition, the terms of the Company's bank debt prohibit the payment of dividends.

     As of March 21, 1998, there were approximately 129 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

    The following selected financial data for the five years ended December 31, 1997 are derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the Company's audited financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in the Annual Report on Form 10-K.

                                                           YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------
                                           1993         1994         1995         1996         1997
                                         --------     --------     --------     --------     --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  License fee and research revenue ..    $     --     $  3,000     $    750     $  1,244     $  1,000
  Collaborative RenaGel Joint Venture
    project reimbursement ...........          --           --           --           --        9,196
  Research grant ....................          --           --          157          419          289
                                         --------     --------     --------     --------     --------
    Total revenue ...................          --        3,000          907        1,663       10,485
Costs and Expenses:
  Research and development ..........         808        3,655        6,504       21,755       22,251
  Collaborative RenaGel Joint Venture
    project costs ...................          --           --           --           --        9,196
                                         --------     --------     --------     --------     --------
    Total research and development ..         808        3,655        6,504       21,755       31,447
  General and administrative ........         777        1,280        1,873        2,924        4,089
  Other, nonrecurring ...............          --           --           --          230           --
                                         --------     --------     --------     --------     --------
    Total costs and expenses ........       1,585        4,935        8,377       24,909       35,536
                                         --------     --------     --------     --------     --------
Loss from operations ................      (1,585)      (1,935)      (7,470)     (23,246)     (25,051)
Interest income .....................          66          303          684        3,343        3,095
Interest expense ....................          --          (51)         (99)         (75)        (218)
Equity in loss of RenaGel Joint
  Venture ...........................          --           --           --           --       (2,310)
                                         --------     --------     --------     --------     --------
Net loss ............................    $ (1,519)    $ (1,683)    $ (6,885)    $(19,978)    $(24,484)
                                         ========     ========     ========     ========     ========
Net loss per share(1) ...............                 $  (0.27)    $  (0.85)    $  (1.60)    $  (1.80)
                                                      ========     ========     ========     ========
Shares used in computing net loss per
  share(1) ..........................                    6,139        8,109       12,513       13,592

                                                                DECEMBER 31,
                                           1993         1994         1995         1996         1997
                                         --------     --------     --------     --------     --------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents, and
  marketable securities .............    $  5,626     $ 13,953     $ 33,175     $ 73,425     $ 52,623
Working capital .....................       5,399       12,665       31,824       72,461       49,099
Total assets ........................       5,992       16,111       35,993       78,068       67,118
Long term obligations, less
  current portion ...................          --          671          420          124        6,923
Stockholders' equity ................       5,721       13,979       33,650       75,056       53,418

----------
(1) Historical earnings per share for fiscal year 1993 have not been presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the initial public offering of the Company's Common Stock in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

    The Company was incorporated on November 15, 1991 (date of inception) and commenced operations in 1992. Since inception, the Company has devoted substantially all of its resources to its research and product development programs, including manufacturing potential products. GelTex has generated no revenues from product sales and has been dependent upon funding from external financing, strategic corporate alliances, interest income and government grants. The Company has not been profitable since inception and had an accumulated deficit of $55.0 million at December 31, 1997. Losses have resulted principally from costs incurred in research and development, and manufacturing and clinical testing of potential products, and from general and administrative expenses. The Company expects its research and development expenses to continue to increase in connection with Phase III clinical trials for CholestaGel, the continuing development of processes for the manufacture of commercial quantities of CholestaGel, and the expansion of its anti-obesity, infectious disease and other research programs. In addition, the Company expects to report increasing losses from its interest in the RenaGel Joint Venture during the period leading to the market introduction of RenaGel. As a result, the Company expects to incur additional operating losses through at least the beginning of 2000. The Company's ability to achieve and sustain profitability is dependent on the timely receipt of FDA approval for RenaGel phosphate binder, the success of the Phase III clinical trials of, and the ability to obtain regulatory approval for, CholestaGel cholesterol reducer, the Company's ability to enter into product development and commercialization agreements with corporate partners, and the Company's ability to secure and maintain contract manufacturing services for the commercial supply of its potential products at an acceptable cost. Revenue the Company may earn from Genzyme in connection with the RenaGel Joint Venture or other revenue earned from any other strategic corporate alliances may result in the Company experiencing periods of profitability. However, the Company's results of operations for such periods may not be indicative of the Company's results of operations for other periods in which the Company does not earn revenue from strategic corporate alliances.

RESULTS OF OPERATIONS

Fiscal Years Ended 1997, 1996 and 1995

    The Company earned total revenue of $10.5 million in 1997 compared to $1.7 million earned during 1996 and $907,000 earned during 1995. Under the terms of the RenaGel Joint Venture, the Company and Genzyme are each expected to fund the RenaGel Joint Venture in an amount equal to 50% of budgeted costs and expenses associated with the final development and commercialization of RenaGel for the relevant period. Each party that incurs project expenses, either as internal operating costs or third party obligations, is reimbursed by the RenaGel Joint Venture for 100% of the costs incurred. During 1997, $9.2 million in revenue earned by the Company represents reimbursement from the RenaGel Joint Venture for certain development and manufacturing costs incurred by the Company. The amount of reimbursement revenue earned by the Company will vary according to the obligations of, and related expenses incurred by, the Company, and is expected to decrease in the future as the Company completes its development activities for the RenaGel Joint Venture. In 1997, the Company's other sources of revenue consisted of a $1.0 million milestone payment from a corporate partner and approximately $300,000 under a grant from the United States Department of Commerce's Advanced Technology Program. The Company has received all the payments it is expected to receive under this grant. Revenue earned during 1996 consisted of $1.2 million in milestone payments and research revenue from a corporate partner and $419,000 from the Department of Commerce grant. In 1995, the Company earned $750,000 of research revenue from a corporate partner and $157,000 from the same Department of Commerce grant.

    The Company's total operating expenses for 1997 were $35.5 million, compared to $24.9 million in 1996 and $8.4 million in 1995. Research and development expenses increased 44% to $31.4 million in 1997 from the $21.8 million incurred in 1996, which was triple the $6.5 million spent in 1995. The increase during 1997 was due primarily to increased process development costs for the manufacture of RenaGel and CholestaGel, costs associated with manufacturing RenaGel in preparation for filing the NDA, and costs incurred in filing the NDA for RenaGel, as well as increased clinical trial expense associated with CholestaGel and increases in personnel and related research and development costs associated with the initiation of the Company's anti-obesity program and the expansion of the infectious disease program. The increase during 1996 was due primarily to increasing third party expenses associated with the development of RenaGel and CholestaGel, including the production of clinical trial material, clinical trial expenses and process development expenses. General and administrative expenses increased approximately 41% to $4.1 million in 1997 from $2.9 million in 1996 and $1.9 million in 1995 due primarily to increased business development costs and increased administrative personnel and related costs.

    The Company's equity in the loss of the RenaGel Joint Venture was $2.3 million for 1997, which represents the Company's 50% portion of the RenaGel Joint Venture's loss for the year. There was no corresponding amount in prior years. The Company expects that the RenaGel Joint Venture will continue to operate at a loss at least into 1999.

    Interest income decreased slightly to $3.1 million in 1997 from $3.3 million in 1996 due to a decrease in cash and marketable securities balances available for investment. Interest income in 1996 exceeded the interest income of $684,000 in 1995 due to higher average cash and marketable securities balances available in 1996 resulting from the Company's initial public offering in November 1995 and from a follow-on public offering in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations through December 31, 1997 primarily with $87.3 million in net proceeds from two public offerings of equity securities, $20.3 million from private sales of equity securities, $15.5 million from license fees and research and development revenues from the RenaGel Joint Venture and other collaborative research agreements and $7.4 million in interest income. Cash, cash equivalents and marketable securities were $52.6 million at December 31, 1997, compared to $73.4 million at December 31, 1996. In March 1998, the Company completed a third public offering of equity securities from which it received $76.0 million in net proceeds. As a result of the offering, at March 25, 1998, cash and cash equivalents and marketable securities were approximately $120.0 million.

    In June 1997, the Company formed RenaGel LLC (the "RenaGel Joint Venture") as the sole initial member and licensed all of its rights to RenaGel phosphate binder (outside of Japan and certain Pacific Rim countries) to the RenaGel Joint Venture. Immediately thereafter, the Company transferred 50% of its interest in the RenaGel Joint Venture to Genzyme and Genzyme agreed to pay the Company $25.0 million, consisting of a $15.0 million non-refundable payment due upon receipt of marketing approval from the FDA, and a $10.0 million non-refundable payment due one year after FDA approval. Under the agreement, the Company and Genzyme are each required to make capital contributions to the RenaGel Joint Venture in an amount equal to 50% of all costs and expenses associated with the development and commercialization of RenaGel, including costs and expenses incurred by either party in performing under the agreement, and the Company and Genzyme will share equally in the profits generated from sales of the product. To the extent that either party fails to fund its 50% share of costs and expenses and the other party does not exercise its right to terminate the agreement or compel performance of the funding obligation, the profit sharing interests and the future funding obligations of the parties will be proportionately adjusted to correspond to the cumulative amount of capital contributions made by each party as of such date. In connection with the purchase of its interest in the RenaGel Joint Venture, Genzyme also purchased 100,000 shares of GelTex Common Stock for $2.5 million in cash.

    In April 1997, the Company entered into a contract manufacturing agreement for RenaGel phosphate binder. Under the terms of the agreement, the Company is required to fund capital equipment costs of approximately $6.0 million. The Company elected to fund its portion of the capital equipment costs through third party financing as discussed below, and the Company paid the RenaGel Joint Venture the majority of its portion of the capital equipment costs in the fourth quarter of 1997. The Company may be obligated to pay up to $3.75 million in additional equipment costs in the event that the Company requires the manufacturer to increase capacity and implement certain manufacturing changes designed to result in a lower product cost. The contract manufacturing agreement also requires the Company to purchase minimum quantities of product beginning in 1998. The minimums are based upon the Company's estimated product requirements and are subject to increases as product sales increase and as the manufacturer increases its capacity for the product. As a result of the execution of the contract manufacturing agreement, the Company will be obligated to make a $1.0 million payment to a third party that developed certain process development technology under contract to the Company. All of the above-referenced capital equipment costs, the minimum purchase obligations and the third party payment are costs associated with the RenaGel Joint Venture and, to the extent that each company is funding 50% of the budgeted costs and expenses of the RenaGel Joint Venture, they will be borne equally by the Company and Genzyme.

    In May 1997, the Company entered into a $5.0 million term loan to finance the cost of leasehold improvements to, and equipment purchases for, its new facility. The agreement provides for repayment of the principal amount of the loan in 48 equal monthly installments which commenced in January 1998. The loan bears interest at the bank's prime rate, and certain equipment purchased with funds received under the term loan has been pledged as collateral. In October 1997 this term loan was increased by $3.0 million to finance the Company's portion of the capital equipment costs under the contract manufacturing agreement for RenaGel. At December 31, 1997, the Company had fully drawn down on this loan. In addition, at December 31, 1997, the Company had approximately $757,000 outstanding on an equipment line of credit with a bank, bearing interest at the bank's prime rate and due in monthly installments through December 2000.

    In February 1997, the Company entered into a ten year lease for its new research and development and administrative facility. The lease requires annual payments of $302,000 for the first five years and $353,000 for the remainder of the term. The Company will continue to lease an administrative and research and development facility at its previous location through 2004. In October 1997, the Company entered into a three year sublease agreement covering the facility.

    At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $55.0 million which expire through 2012. Since the Company expects to incur operating losses through at least the beginning of 2000, the Company believes that it is more likely than not that all of the deferred tax assets will not be realized, and therefore no tax benefit for the prior losses has been provided. The future utilization of net operating loss carryforwards will be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code of 1986, as amended. Because of this limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and therefore will be subject to tax.

    The Company believes that its existing cash balances and marketable securities, will be sufficient to fund its operations through at least the year 2000. However, the Company's cash requirements may increase materially from those now planned if FDA approval of the RenaGel NDA is delayed or not obtained, or because of results of the Company's research and development efforts, results of clinical trials, the Company's inability to enter into new relationships with strategic partners, competitive technological advances, the FDA regulatory process and other factors. Adequate additional funds, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies under terms that the Company might otherwise find unacceptable.

IMPACT OF YEAR 2000

    The Company has conducted an assessment of its software and related systems and believes they are year 2000 compliant.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    The discussion in this section as well as elsewhere in this Annual Report on Form 10-K contains forward-looking statements that represent the current expectations of the Company's management. Actual results could differ materially from those projected due to factors affecting the Company's cash requirements as described in the preceding paragraph. In addition, the Company's ability to achieve the results projected is subject to certain risks and uncertainties regarding the Company's business such as those set forth below. Readers are cautioned not to place undue reliance upon these forward-looking statements which speak only as of the date hereof.

NO PRODUCT SALES TO DATE; RISKS RELATED TO LEAD PRODUCTS

    GelTex has generated no revenues to date from product sales. The Company's potential products are in various stages of research, development, clinical testing and FDA review. Although the Company has filed a NDA for its first product, RenaGel phosphate binder, no assurance can be given that the FDA will approve the NDA or that, if approved, the product will be successfully marketed by Genzyme, the Company's joint venture partner. In December 1997, the Company initiated the first of two planned Phase III clinical trials for CholestaGel. If the results of these trials are not satisfactory, the Company may need to conduct additional Phase III clinical trials. Any such additional studies would likely be time consuming and expensive. There can be no assurance that the results of any of the Company's Phase III clinical trials will be satisfactory. Should the Company determine that the results of its Phase III clinical trials for CholestaGel are sufficient to meet the FDA's requirements for product approval, there can be no assurance that the FDA will concur with the Company's analysis and approve CholestaGel for commercial sale. The failure of the Company to obtain FDA approval for RenaGel or CholestaGel, or any significant delay in obtaining such approvals, would have a material adverse effect on the Company.

DEPENDENCE ON CORPORATE ALLIANCES; LIMITED RELEVANT SALES AND MARKETING
EXPERIENCE

    The Company has entered into a joint venture with Genzyme relating to the final development and commercialization of RenaGel phosphate binder (the "RenaGel Joint Venture") and intends to enter into development and marketing agreements for the continued development and commercialization of CholestaGel non-absorbed cholesterol reducer. The Company plans to rely upon corporate partners to conduct certain clinical trials, obtain certain regulatory approvals for and market other potential products. If the Company is unable to conclude agreements with partners as planned, the Company will have to either delay the continued development and commercialization of its products or expend its resources to fund such activities. This could result in a need for the Company to seek additional sources of funding, and there can be no assurance that such funding will be available to the Company when needed or on acceptable terms. To the extent that the Company is successful in obtaining corporate partners for its products, it will be dependent upon the efforts of these partners and there can be no assurance that such efforts will be successful. Although Genzyme is building its own specialty sales force to market RenaGel, it does not have previous experience marketing to physicians who treat patients with kidney failure and there can be no assurance that Genzyme will be successful in achieving market acceptance for RenaGel.

DEPENDENCE ON OTHERS FOR MANUFACTURING; SINGLE SOURCES OF SUPPLY; PROCESS DEVELOPMENT RISKS

    The Company will rely upon third parties to manufacture commercial quantities of its products. The Company has non-exclusively sublicensed its rights to manufacture the starting material for RenaGel and CholestaGel to one supplier and is purchasing quantities of this material under purchase orders issued to this supplier. The Company has also obtained bulk pharmaceutical grade production quantities of RenaGel and CholestaGel from two suppliers (one for each product). The Company has entered into a long-term fixed price supply agreement with The Dow Chemical Company, the manufacturer of RenaGel bulk material, but has not concluded a commercial supply agreement with the manufacturer of CholestaGel bulk material. The Company is negotiating a long-term fixed price service agreement with one encapsulator to formulate bulk material into finished product. Should any of these manufacturing relationships terminate or should any of the suppliers be unable to satisfy the Company's requirements for starting material, bulk material or finished goods, respectively, the Company would be unable to commercialize its products as expected, and the Company's business and financial condition would be materially and adversely affected. There can be no assurance that the Company will be successful in obtaining second sources for any of the products or services described above or that it will be able to obtain such products or services on commercially reasonable terms.

    In addition, the Company is continuing to work with its third party manufacturers to optimize processes for the manufacture of commercial quantities of CholestaGel and RenaGel. In the event that the Company's process development work is unsuccessful, the Company's anticipated profit margins could be adversely affected.

RELIANCE ON LICENSE TO MANUFACTURE STARTING MATERIAL

    A third party has patents covering the starting material employed in the manufacture of RenaGel and CholestaGel. The Company has obtained a non-exclusive license under these patents to manufacture the material in connection with the production of RenaGel and CholestaGel. The Company may not sublicense its rights under this license without the licensor's consent, except to the Company's current supplier of the starting material and certain other parties specified in the license. The license agreement may be terminated upon short notice if the Company fails to meet its material obligations under the license agreement, including lump sum payments, royalties and confidentiality obligations. If the license is terminated and the owner of the patent is unwilling to supply material to GelTex, the Company may not be able to commercialize its lead products using current manufacturing procedures, if at all.

TECHNOLOGICAL UNCERTAINTY AND EARLY STAGE OF PRODUCT DEVELOPMENT

    The Company's anti-obesity and infectious disease programs are the primary focus of the Company's research and development efforts and are in early stages of pre-clinical development and research, respectively. There can be no assurance that these programs or the Company's other research and development activities will be successful or that any product candidates will be chosen from pre-clinical studies. Should the Company commence the clinical development of any compounds, there can be no assurance that clinical trials of products under development will demonstrate the safety and efficacy of such products at all or to the extent necessary to obtain regulatory approvals. With respect to its research and development activities, the Company may encounter unanticipated problems, including development, regulatory, manufacturing and marketing difficulties, some of which may be beyond the Company's ability to resolve.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and Supplementary Data appear at pages F-1 through F-19 of this Annual Report on Form 10-K immediately following the signature page.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) DIRECTORS. The information with respect to directors required by this item is incorporated herein by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 1998 (the "1998 Proxy Statement").

    (b) EXECUTIVE OFFICERS. See the section entitled "Management-Executive Officers" in Item 1(a) in Part I above.


ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference from the section entitled "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference from the section entitled "Certain Transactions" in the 1998 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

    (1) FINANCIAL STATEMENTS:

                                                                            PAGE
                                                                            ----

        Report of Independent Auditors....................................   F-2
        Balance Sheets as of December 31, 1997 and 1996...................   F-3
        Statements of Operations for the years ended
             December 31, 1997, 1996 and 1995.............................   F-4
        Statements of Changes in Stockholders' Equity for the years
             ended December 31, 1997, 1996 and 1995.......................   F-5
        Statements of Cash Flows for the years ended
             December 31, 1997, 1996 and 1995.............................   F-6
        Notes to Financial Statements.....................................   F-7

    (2) FINANCIAL STATEMENT SCHEDULES:

    All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3) EXHIBITS

    See Exhibit Index immediately following the Financial Statements.


(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fiscal quarter ended
December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GELTEX PHARMACEUTICALS, INC.



Date: March 30, 1998                By: /s/ Mark Skaletsky
                                        -------------------------------------
                                        Mark Skaletsky
                                        President and Chief Executive Officer


    We, the undersigned officer and directors of GelTex Pharmaceuticals, Inc., hereby severally constitute Mark Skaletsky and Elizabeth Grammer, and each of them singly, our true and lawful attorneys, with full power to them and each of them to sign for us, in our names and in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

   SIGNATURE                            TITLE                         DATE

/s/ Mark Skaletsky         Director , President and Chief        March 30, 1998
------------------------   Executive Officer
Mark Skaletsky             (Principal Executive Officer)


/s/ Paul Mellett           Vice President, Administration and    March 30, 1998
------------------------   Finance  (Principal Financial and
Paul Mellett               Accounting Officer)



/s/ Robert Carpenter       Chairman of the Board                 March 30, 1998
------------------------   and Director
Robert Carpenter


/s/ J. Richard Crout       Director                              March 30, 1998
------------------------
J. Richard Crout


/s/ Henri Termeer          Director                              March 30, 1998
------------------------
Henri Termeer


/s/ Jesse Treu             Director                              March 30, 1998
------------------------
Jesse Treu


/s/ George Whitesides      Director                              March 30, 1998
------------------------
George Whitesides

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Auditors.........................................      F-2
Balance Sheets as of December 31, 1997 and 1996........................      F-3
Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995..................................      F-4
Statements of Changes in Stockholders' Equity for the years
     ended December 31, 1997, 1996 and 1995............................      F-5
Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995..................................      F-6
Notes to Financial Statements..........................................      F-7

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
GelTex Pharmaceuticals, Inc.

    We have audited the accompanying balance sheets of GelTex Pharmaceuticals, Inc. as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GelTex Pharmaceuticals, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                    Ernst & Young LLP

Boston, Massachusetts
February 9, 1998

                          GELTEX PHARMACEUTICALS, INC.

                                 BALANCE SHEETS


                                                                             DECEMBER 31,
                                                                        1997              1996
                                                                    -------------     -------------
ASSETS
Current assets:
     Cash and cash equivalents (inclusive of reverse repurchase
      agreements of $8,720,000 at December 31, 1996) ...........    $  26,689,190     $  20,801,465
     Marketable securities .....................................       25,933,722        52,623,094
     Prepaid expenses and other current assets .................        1,428,793         1,923,878
     Due from Joint Venture ....................................        1,823,877                --
                                                                    -------------     -------------
Total current assets ...........................................       55,875,582        75,348,437
Long-term receivables ..........................................           27,000            20,000
Property and equipment, net ....................................        7,659,328         2,246,910
Intangible assets, net .........................................          466,673           453,123
Investment in Joint Venture ....................................        3,089,196                --
                                                                    -------------     -------------
                                                                    $  67,117,779     $  78,068,470
                                                                    =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities
     Accounts payable and accrued expenses .....................    $   4,827,752     $   2,495,869
     Current portion of long-term obligations ..................        1,949,053           391,766
                                                                    -------------     -------------
Total current liabilities ......................................        6,776,805         2,887,635
Long-term obligations, less current portion ....................        6,922,666           124,360
Commitments and contingencies
Stockholders' equity:
     Undesignated Preferred Stock, $.01 par value, 5,000,000
      shares authorized, none issued or outstanding ............               --                --
     Common Stock, $.01 par value, 50,000,000 and 20,000,000
      shares authorized; 13,642,264 and 13,521,302 shares issued and outstanding at December 31, 1997 and 1996,
      respectively .............................................          136,423           135,213
     Additional paid-in capital ................................      108,658,239       105,407,670
     Deferred compensation .....................................         (509,632)          (46,129)
     Unrealized gain on available-for-sale securities ..........           77,402            19,967
     Accumulated deficit .......................................      (54,944,124)      (30,460,246)
                                                                    -------------     -------------
Total stockholders' equity .....................................       53,418,308        75,056,475
                                                                    -------------     -------------
                                                                    $  67,117,779     $  78,068,470
                                                                    =============     =============

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              1997             1996             1995
                                                          ------------     ------------     ------------
REVENUE:
     License fee and research revenue ................    $  1,000,010     $  1,244,474     $    750,000
     Collaborative Joint Venture project reimbursement       9,195,727               --               --
     Research grant ..................................         289,254          418,541          157,410
                                                          ------------     ------------     ------------
Total revenue ........................................      10,484,991        1,663,015          907,410
COSTS AND EXPENSES:
     Research and development ........................      22,251,062       21,755,298        6,503,788
     Collaborative Joint Venture project costs .......       9,195,727               --               --
                                                          ------------     ------------     ------------
          Total research and development .............      31,446,789       21,755,298        6,503,788
     General and administrative ......................       4,089,467        2,923,569        1,873,247
     Other, nonrecurring costs .......................              --          230,000               --
                                                          ------------     ------------     ------------
Total costs and expenses .............................      35,536,256       24,908,867        8,377,035
                                                          ------------     ------------     ------------
Loss from operations .................................     (25,051,265)     (23,245,852)      (7,469,625)
Equity in loss of RenaGel Joint Venture ..............      (2,310,345)              --               --
Interest income ......................................       3,094,874        3,342,723          684,138
Interest expense .....................................        (217,142)         (75,015)         (99,158)
                                                          ------------     ------------     ------------
Net loss .............................................    $(24,483,878)    $(19,978,144)    $ (6,884,645)
                                                          ============     ============     ============
Basic and diluted net loss per share .................    $      (1.80)    $      (1.60)    $       (.85)
                                                          ============     ============     ============
Shares used in computing basic and diluted net loss
  per share ..........................................      13,592,000       12,513,000        8,109,000
                                                          ============     ============     ============

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                             PREFERRED STOCK                     COMMON STOCK            ADDITIONAL
                                                      -----------------------------     ----------------------------      PAID IN
                                                         SHARES           AMOUNTS          SHARES         AMOUNTS         CAPITAL
                                                      ------------     ------------     ------------    ------------    ------------
Balance at January 1, 1995 .......................       6,598,949     $ 17,665,688          588,916    $      5,889    $      5,260
                                                      ------------     ------------     ------------    ------------    ------------
Issuance of Common Stock under stock option plan
  and exercise of warrants .......................                                           472,200           4,722         110,533
Adjustment to Unrealized gain (loss) on
  Available-for-sale securities
Deferred compensation associated with stock option
  grants .........................................                                                                            77,178
Amortization of deferred compensation
Issuance of Common Stock upon conversion of all
  outstanding Preferred Stock ....................      (6,598,949)    $(17,665,688)       6,598,949          65,989      17,599,699
Issuance of Common Stock through an Initial Public
  Offering, net of offering Costs of $2,512,934 ..                                         2,875,000          28,750      26,208,316
Net loss..........................................
                                                      ------------     ------------     ------------    ------------    ------------
Balance at December 31, 1995 .....................             -0-              -0-       10,535,065         105,350      44,000,986
                                                      ------------     ------------     ------------    ------------    ------------
Issuance of Common Stock under stock option plan
  and exercise of warrants .......................                                           103,837           1,039         152,868
Issuance of Common Stock under employee stock
  purchase plan ..................................                                             7,400              74         113,919
Adjustment to Unrealized gain (loss) on
  available-for-sale securities
Amortization of deferred compensation
Issuance of Common Stock through a Secondary
  Public Offering, net of Offering costs of
  $4,237,602 .....................................                                         2,875,000          28,750      61,139,897
Net loss..........................................
                                                      ------------     ------------     ------------    ------------    ------------
Balance at December 31, 1996 .....................             -0-              -0-       13,521,302         135,213     105,407,670
                                                      ------------     ------------     ------------    ------------    ------------
Issuance of Common Stock under stock option plan
  and exercise of warrants - net .................                                            16,758             168          89,265
Issuance of Common Stock to Joint Venture
  Partner ........................................                                           100,000           1,000       2,495,678
Issuance of Common Stock under employee stock
  purchase plan ..................................                                             4,204              42          71,426
Adjustment to Unrealized gain (loss) on
  available-for-sale securities
Deferred compensation associated with stock option
  grants .........................................                                                                           594,200
Amortization of deferred compensation
Net loss..........................................
                                                      ------------     ------------     ------------    ------------    ------------
Balance at December 31, 1997 .....................             -0-              -0-       13,642,264    $    136,423    $108,658,239
                                                      ============     ============     ============    ============    ============

                                                                                   UNREALIZED
                                                                                   GAIN (LOSS)
                                                                                  ON AVAILABLE        TOTAL
                                                   DEFERRED       ACCUMULATED       FOR SALE       STOCKHOLDERS'
                                                 COMPENSATION       DEFICIT        SECURITIES         EQUITY
                                                 ------------     ------------    ------------     ------------
Balance at January 1, 1995 ..................                     $ (3,597,457)   $   (100,406)    $ 13,978,974
                                                 ------------     ------------    ------------     ------------
Issuance of Common Stock under stock option
  plan and exercise of warrants .............                                                           115,255
Adjustment to Unrealized gain (loss) on
  Available-for-sale securities .............                                     $    181,996          181,996
Deferred compensation associated with stock
  option grants .............................    $    (77,178)                                               --
Amortization of deferred compensation .......          21,353                                            21,353
Issuance of Common Stock upon conversion of
  all outstanding Preferred Stock ...........                                                                --
Issuance of Common Stock through an Initial
  Public Offering, net of offering Costs of
  $2,512,934 ................................                                                        26,237,066
Net loss ....................................              --       (6,884,645)              --      (6,884,645)
                                                 ------------     ------------     ------------    ------------
Balance at December 31, 1995 ................         (55,825)     (10,482,102)          81,590    $ 33,649,999
                                                 ------------     ------------     ------------    ------------
Issuance of Common Stock under stock option
  plan and exercise of warrants .............                                                           153,907
Issuance of Common Stock under employee stock
  purchase plan .............................                                                           113,993
Adjustment to Unrealized gain (loss) on
  available-for-sale securities .............                                           (61,623)        (61,623)
Amortization of deferred compensation .......           9,696                                             9,696
Issuance of Common Stock through a Secondary
  Public Offering, net of Offering costs of
  $4,237,601 ................................                                                        61,168,647
Net loss ....................................                      (19,978,144)                     (19,978,144)
                                                 ------------     ------------     ------------    ------------
Balance at December 31, 1996 ................         (46,129)     (30,460,246)          19,967      75,056,475
                                                 ------------     ------------     ------------    ------------
Issuance of Common Stock under stock option
  plan and exercise of warrants - net .......                                                            89,433
Issuance of Common Stock to Joint Venture
  Partner ...................................                                                         2,496,678
Issuance of Common Stock under employee stock
  purchase plan .............................                                                            71,468
Adjustment to Unrealized gain (loss) on
  available-for-sale securities .............                                            57,435          57,435
Deferred compensation associated with stock
  option grants .............................        (594,200)
Amortization of deferred compensation .......         130,697                                           130,697
Net loss ....................................                      (24,483,878)                     (24,483,878)
                                                 ------------     ------------     ------------    ------------
Balance at December 31, 1997 ................    $   (509,632)    $(54,944,124)    $     77,402    $ 53,418,308
                                                 ============     ============     ============    ============

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                        YEAR ENDED DECEMBER 31,
                                                                1997             1996             1995
                                                            ------------     ------------     ------------
OPERATING ACTIVITIES
Net loss ...............................................    $(24,483,878)    $(19,978,144)    $ (6,884,645)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization .....................       1,193,394          745,805          503,730
     Equity in net loss of RenaGel Joint Venture .......       2,310,345               --               --
     Changes in operating assets and liabilities:
          Prepaid expenses and other current assets ....         495,085       (1,351,014)        (399,619)
          Due from Joint Venture .......................      (1,823,877)              --               --
          Long term receivables ........................          (7,000)              --           20,000
          Accounts payable and accrued expenses ........       2,331,883        1,107,453          333,501
                                                            ------------     ------------     ------------
Net cash used in operating activities ..................     (19,984,048)     (19,475,900)      (6,427,033)
INVESTING ACTIVITIES
Purchase of marketable securities ......................     (26,388,812)     (89,360,425)     (21,713,604)
Proceeds from sale and maturities of marketable
  securities ...........................................      53,135,619       57,670,818        8,293,470
Investment in Joint Venture ............................      (5,399,541)              --               --
Purchase of intangible assets ..........................        (259,904)        (327,829)        (265,469)
Purchase of property and equipment, net ................      (6,228,763)        (882,998)        (497,889)
                                                            ------------     ------------     ------------
Net cash provided by (used in) investing activities ....      14,858,599      (32,900,434)     (14,183,492)
FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of issuance costs       2,586,111       61,322,554       26,352,321
Proceeds from employee stock purchase plan .............          71,468          113,993               --
Proceeds from financing of assets ......................       8,782,495               --          300,000
Payments on notes payable and capital lease
  obligations ..........................................        (426,900)        (438,736)        (421,918)
                                                            ------------     ------------     ------------
Net cash provided by financing activities ..............      11,013,174       60,997,811       26,230,403
                                                            ------------     ------------     ------------
Increase in cash and cash equivalents ..................       5,887,725        8,621,477        5,619,878
Cash and cash equivalents at beginning of year .........      20,801,465       12,179,988        6,560,110
                                                            ------------     ------------     ------------
Cash and cash equivalents at end of year ...............    $ 26,689,190     $ 20,801,465     $ 12,179,988
                                                            ============     ============     ============

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1. NATURE OF BUSINESS AND PRESENTATION

    GelTex Pharmaceuticals, Inc. (the "Company") is engaged in the design and development of non-absorbed polymer-based pharmaceuticals that selectively bind to and eliminate target substances from the intestinal tract.

    Through 1996 the Company was considered a development stage company. During 1997, the Company entered into a Joint Venture arrangement with a corporate partner for the final development and commercialization of RenaGel(R) phosphate binder (see Note 3) and recognized revenue from the Joint Venture. Accordingly, the Company believes it is no longer in the development stage and has removed the references and reporting requirements of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Companies."

2. SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information About Capital Structure," which is applicable to all companies and required to be adopted for fiscal years beginning after December 15, 1997. Capital structure disclosures required by Statement No. 129 include liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices on fixed determinable dates. Adoption of this standard is not expected to have a material impact on the Company's financial statements or results of operations.

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

STOCK BASED COMPENSATION

        The Company accounts for stock based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Accordingly, deferred compensation is recorded to the extent that the current market price of the underlying stock exceeds the exercise price on the date of grant. Such deferred compensation is amortized over the respective vesting periods

                          GELTEX PHARMACEUTICALS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

    of such option grants. The Company adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), and provides pro forma net loss and pro forma loss per share note disclosures for employee stock option grants made after 1994 as if the fair-value based method defined in SFAS No. 123 had been applied. Transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for using the fair market value method defined in SFAS No. 123 (See Note 9).

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid debt instruments with an initial maturity of three months or less and money market funds to be cash equivalents. These cash equivalents are classified as "available-for-sale" and are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains and losses and declines in value which are judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends and amortization of premiums and accretion of discounts on available-for-sale securities are included in interest income.

        At December 31, 1996, the Company held certain securities under agreements to resell on January 2, 1997 ("Reverse Repurchase Agreements"). Due to the short-term nature of the agreements, the Company did not take possession of the securities which were instead held in the Company's safekeeping account at its investment advisor bank. The Company purchases only high grade securities, typically with short maturities.

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

INTANGIBLE ASSETS

        The Company capitalizes the costs of purchased technology and obtaining patents on its technology. These capitalized costs are amortized over their estimated future lives of five years using the straight-line method. Accumulated amortization at December 31, 1997 and 1996 was $533,526 and $287,172, respectively.

                          GELTEX PHARMACEUTICALS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUE RECOGNITION

        The Company recognizes grant revenue and collaborative Joint Venture revenue as reimbursable expenses are incurred and license fee revenue when performance obligations, if any, are satisfied.

NET LOSS PER SHARE

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effect of options, warrants or convertible securities. Due to its loss position, the Company's previous net loss per share amounts conform to Statement No. 128 requirements for basic earnings per share. Also due to its loss position, diluted earnings per share is the same amount as basic earnings per share. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalent shares relating to certain stock options and convertible preferred stock issued prior to the Company's public offering in November 1995 are included for all periods prior to the offering whether or not they are anti-dilutive. Options to purchase 1,435,479 shares of common stock at $.125 -- $30.75 per share and warrants to purchase 11,400 shares of common stock at $2.50 per share were outstanding at December 31, 1997.

3. JOINT VENTURE AGREEMENT

FORMATION OF THE JOINT VENTURE

        In June 1997, the Company entered into a joint venture with Genzyme Corporation (Genzyme) for the final development and commercialization of RenaGel(R) phosphate binder through the establishment of RenaGel LLC, a Delaware limited liability company (the "Joint Venture").

        Initially, the Company formed RenaGel LLC as the sole member and exclusively licensed all of its rights to RenaGel phosphate binder (outside of Japan and certain Pacific Rim countries) to the Joint Venture. In consideration of Genzyme's agreement to fund 50% of the costs and expenses of the Joint Venture and to pay GelTex $25.0 million, consisting of a $15.0 million payment due upon receipt of marketing approval from the Food and Drug Administration ("FDA") and a $10.0 million payment due one year after FDA approval, the Company transferred a 50% interest in the Joint Venture to Genzyme. Genzyme's 50% ownership interest in the Joint Venture is not contingent upon the receipt of FDA approval to market RenaGel. In connection with the formation of the Joint Venture, Genzyme also purchased 100,000 shares of GelTex Common Stock for $2.5 million in cash.

CAPITAL CONTRIBUTIONS TO THE JOINT VENTURE

        Under the terms of the joint venture agreement, GelTex and Genzyme each make equal capital contributions to the Joint Venture which are accounted for by the parties as investments in the Joint Venture. The amount of the periodic capital contributions are based upon the costs incurred for product development and commercialization ("Project Costs") which are approved by both parties. The obligation to make periodic contributions is not contingent upon the receipt of FDA approval to market the product. To the extent that either party fails to make all or any portion of a required periodic capital contribution to the Joint Venture and the other party does not exercise its right to terminate the agreement or compel performance of the funding obligation, each party's percentage ownership interest in the Joint Venture will be immediately adjusted to correspond to the cumulative amount of capital contributions made by each party as of such date. Thereafter, each party's monthly capital contribution will be made in proportion to each party's adjusted percentage ownership interest in the Joint Venture. At December 31, 1997 each party had contributed $4,899,415 to the Joint Venture through periodic contributions, representing each party's 50% share of a total of $9,798,830 in periodic capital contributions to the Joint Venture.

                          GELTEX PHARMACEUTICALS, INC.

3. JOINT VENTURE AGREEMENT - (CONTINUED)

REIMBURSEMENT OF PROJECT COSTS

        The Company and Genzyme have agreed to undertake product development and commercialization activities on behalf of the Joint Venture. Project Costs include certain costs associated with the design and development of the product manufacturing process, receipt of regulatory approval, product distribution and marketing and selling the product, and such other costs necessary to manufacture and sell the product commercially. The Project Costs incurred by GelTex and Genzyme under the development and commercialization plans, either as internal operating costs or as third party obligations, are fully reimbursed to the parties by the Joint Venture, without regard to the percentage ownership interest of the parties. In the accompanying statement of operations, Collaborative Joint Venture project reimbursement represents project costs incurred by the Company and billed to the Joint Venture. Under the terms of the agreement, it is expected that GelTex will primarily conduct the final development activities for the product and Genzyme will have primary responsibility for the commercialization activities. In the accompanying balance sheet, Due from Joint Venture represents Project Costs billed to the Joint Venture but not yet reimbursed. Accounting for the Joint Venture

        The Company accounts for its investment in the Joint Venture using the equity method of accounting. Accordingly, the Company recognizes its 50% ownership interest in the net income or net loss of the Joint Venture in the accompanying statement of operations as Equity in Loss of RenaGel Joint Venture.

TERMINATION OF THE JOINT VENTURE

        The Joint Venture can be terminated for certain material breaches which remain uncured after a stated period of time has lapsed; upon the bankruptcy or change of control of either party; or for any reason with one year prior written notice at any time after (i) receipt of FDA approval to market RenaGel or (ii) July 31, 1999 if FDA approval has not been granted by such date. Depending upon the reason for termination, each party has certain rights to purchase the other's interest in the Joint Venture and proceed with the development and commercialization of RenaGel on its own. Termination of the Joint Venture will in no event relieve Genzyme of its obligation to pay the $25.0 million that will become due upon receipt of FDA marketing approval.

        Summarized financial information regarding the Joint Venture as of December 31, 1997 is as follows:

                  Revenues..........................  $      -0-
                  Research & development expenses...   4,624,000
                  Interest income...................       3,000
                  Net loss..........................   4,621,000
                  Current assets....................   2,237,000
                  Non-current assets................   4,765,000
                  Current liabilities...............   1,824,000
                  Non-current liabilities...........         -0-

4. MANUFACTURING AGREEMENT

        In April 1997, the Company entered into a contract manufacturing agreement for RenaGel(R) phosphate binder. Under the terms of the agreement, the Company is required to fund one-half of initial capital equipment costs of approximately $6.0 million, of which the Company had paid $2,250,000 at December 31, 1997. The Company may be obligated to pay up to $3.75 million in additional equipment costs in the event that the Company requires the manufacturer to increase capacity and implement certain manufacturing changes designed to result in a lower product unit cost. The contract manufacturing agreement also requires the Company to purchase minimum quantities of product beginning in 1998. The minimums are based upon the Company's estimated product requirements and are subject to increases as product sales increase and as the manufacturer increases its capacity for the product. All of the above-referenced capital equipment costs and the minimum purchase obligations are costs associated with the Joint Venture with Genzyme Corporation and, to the extent that each company is funding 50% of the budgeted costs and expenses of the Joint Venture, they will be borne equally by the Company and Genzyme Corporation.

                          GELTEX PHARMACEUTICALS, INC.

5. AVAILABLE-FOR-SALE SECURITIES

        The following is a summary of available-for-sale securities:

DECEMBER 31, 1997:

                                                 GROSS          GROSS
                                              UNREALIZED      UNREALIZED      ESTIMATED
                                   COST          GAINS          LOSSES       FAIR VALUE
                               -----------    -----------    -----------     -----------
U.S. Corporate Securities .    $31,554,211    $    69,639    $   (68,438)    $31,555,412
U.S. Government Obligations     10,350,225         76,201             --      10,426,426
Money Market Accounts .....      7,613,194             --             --       7,613,194
                               -----------    -----------    -----------     -----------
Total .....................    $49,517,630    $   145,840    $   (68,438)    $49,595,032
                               ===========    ===========    ===========     ===========

DECEMBER 31, 1996:

                                                 GROSS         GROSS
                                              UNREALIZED     UNREALIZED      ESTIMATED
                                  COST           GAINS         LOSSES       FAIR VALUE
                               -----------    -----------    -----------    -----------
U.S. Corporate Securities .    $48,336,763    $        --      $(4,030)     $48,332,733
U.S. Government Obligations     20,106,537         23,997           --       20,130,534
Money Market Accounts .....      4,928,183             --           --        4,928,183
                               -----------    -----------      -------      -----------
Total .....................    $73,371,483    $    23,997      $(4,030)     $73,391,450
                               ===========    ===========      =======      ===========

        The fair value of available-for-sale securities is determined using the published closing prices of these securities as of December 31, 1997 and 1996. These securities are classified at their estimated fair value in the accompanying balance sheet as follows:

                                                   DECEMBER 31,
                                                1997           1996
                                            ------------   ------------


            Cash equivalents..............  $ 23,661,310   $ 20,768,356
            Marketable securities.........    25,933,722     52,623,094
                                            ------------   ------------
                                            $ 49,595,032   $ 73,391,450
                                            ============   ============

    The cost and estimated fair value of available-for-sale debt securities, which excludes money market accounts, at December 31, 1997, by contractual maturity, are shown below.

                                                            ESTIMATED
                                                COST        FAIR VALUE
                                            ------------   ------------

            Due in one year or less.......  $ 41,904,436   $ 41,981,838
                                            ============   ============


6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following at December 31:

                                                           1997         1996
                                                        ----------   ----------

            Accounts payable.........................   $3,404,322   $1,209,777
            Accrued research and development expenses      466,043      711,153
            Accrued compensation.....................      467,939      329,548
            Accrued other............................      489,448      245,391
                                                        ----------   ----------
                                                        $4,827,752   $2,495,869
                                                        ==========   ==========

                          GELTEX PHARMACEUTICALS, INC.

7. PROPERTY AND EQUIPMENT

    At December 31, property and equipment consisted of the following:

                                                            1997         1996
                                                         ----------   ----------
         Leasehold improvements........................  $6,971,467   $1,718,986
         Equipment.....................................   2,734,399    1,758,117
                                                         ----------   ----------
                                                          9,705,866    3,477,103
         Less accumulated depreciation and amortization   2,046,538    1,230,193
                                                         ----------   ----------
         Property and equipment, net...................  $7,659,328   $2,246,910
                                                         ==========   ==========

    Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was approximately $816,000, $585,000 and $400,000, respectively.

    At December 31, 1997 and 1996, property under capitalized leases includes $92,194 in equipment and $900,000 in leasehold improvements with aggregate accumulated amortization at December 31, 1997 and 1996 of $362,016 and $299,677 respectively. Additionally, leasehold improvements of $1,718,986 with accumulated amortization of $644,732 were subject to a sublease arrangement (See
Note 15).


8. STOCKHOLDERS' EQUITY

    The Company has a Shareholder Rights Plan (the "Rights Plan") designed to protect shareholders from unsolicited attempts to acquire the Company on terms that do not maximize stockholder value. In connection with the Rights Plan, the Board of Directors designated 500,000 shares of the Company's preferred stock as Series A Junior Participating Preferred Stock. Under the Rights Plan, a right to purchase one one-hundredth of one share of the Series A Junior Participating Stock (the "Rights") was distributed as a dividend for each share of Common Stock. The terms of the Rights Plan provide that the Rights will become exercisable upon the earlier of the tenth day after any person or group (other than a person or group eligible to file statements on Schedule 13G who or which, the Board of Directors determines shall not be an Acquiring Person, as defined in the Rights Plan) acquires 20% or more of the Company's outstanding Common Stock or the tenth business day after any person or group commences a tender or exchange offer which would, if completed, result in the offer or owning 20% or more of the Company's outstanding Common Stock. The Rights may generally be redeemed by action of the Board of Directors at $0.001 per Right at any time prior to the tenth day following the public announcement that any person or group has acquired 20% or more of the outstanding Common Stock of the Company. The Rights expire on March 11, 2006. The Rights have certain anti-takeover effects in that they would cause substantial dilution to the party attempting to acquire the Company.

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

9. EQUITY INCENTIVE PLANS AND STOCK WARRANTS

    Under the Company's 1992 Equity Incentive Plan (the "Plan"), employees and directors of and consultants to the Company are eligible for awards. At December 31, 1997, the Company has reserved 2,000,000 shares of its Common Stock for awards. Awards can consist of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards and other stock-based awards. Certain incentive and nonstatutory options granted under the Plan may be exercised upon grant and vest over five years and certain others are exercisable over a four-year vesting period; however, the Company maintains the right to repurchase any unvested shares of Common Stock upon termination of such stockholder's employment with the Company. Of the total options outstanding at December 31, 1997, options to purchase 225,000 shares of the Company's Common Stock vest upon the earlier of the achievement by the Company of certain product development milestones or December 2004.

                          GELTEX PHARMACEUTICALS, INC.

9. EQUITY INCENTIVE PLANS AND STOCK WARRANTS - (CONTINUED)

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

    The Company has a 1995 Employee Stock Purchase Plan (the "ESPP") which provides for the grant of rights to eligible employees to purchase up to 250,000 shares of the Company's Common Stock at the lesser of 85% of the fair market value at the beginning or the end of the established offering period. There were 4,204 shares issued under the ESPP at an average price of $17 per share in 1997 and 7,400 shares at an average price of $16 per share in 1996. There were no shares issued under the ESPP in 1995.

    Under the Company's 1995 Director Stock Option Plan (the "Directors Plan"), all directors who are not employees of the Company are currently eligible to participate in the Directors Plan. The Directors Plan provides for the granting of options with a term of 10 years to purchase up to 110,000 shares of Common Stock at an exercise price equal to the fair market value of Common Stock at the date of grant. Generally, upon election or re-election at each annual meeting, each eligible director shall be granted options to purchase 4,000 shares of Common Stock for each year of the term of office to be served. The options granted vest in annual installments of 4,000 shares over the term served.

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

    Had compensation expense for the Company's stock-based compensation plans been determined based upon the fair market value at the grant date for stock option awards ("stock options") and at the end of the plan period for stock purchased under its Employee Stock Purchase Plan ("stock purchase shares"), consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been $25,947,119, or $1.91 per share, $20,415,636, or $1.63 per share, and $6,928,242 or $.85 per share, in 1997, 1996 and 1995, respectively.

    The fair value of stock options granted and stock purchase shares issued during 1997, 1996 and 1995 was estimated at the date of the grant and the end of the plan period, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: volatility of 48%, 60% and 60%, risk-free interest rate of 6%, 6.2% and 6.3%, weighted average expected life (years) of 4, 4 and 6.4, and no dividends. The effects on fiscal 1997, 1996 and 1995 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and stock purchase shares are not necessarily representative of the effects on reported net loss for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options and stock purchase shares in future years.

    The weighted average per share exercise price of stock options granted, exercised and canceled during 1997 was $23.49, $2.41 and $7.25, respectively. The weighted average fair value of stock options granted during 1997 was $10.27 per share. The weighted average fair value of stock purchase shares issued during 1997 was $5.10 per share.

    The weighted average per share exercise price of stock options granted, exercised and canceled during 1996 was $18.48, $2.02 and $5.53, respectively. The weighted average fair value of stock options granted during 1996 was $9.38 per share. The weighted average fair value of stock purchase shares issued during 1996 was $5.49 per share.

                          GELTEX PHARMACEUTICALS, INC.

9. EQUITY INCENTIVE PLANS AND STOCK WARRANTS - (CONTINUED)

    A summary of activity in the Plan and the Directors Plan through December 31, 1997 follows:

                                                   OPTIONS
                                   ---------------------------------------------
                                   AVAILABLE
                                      FOR                             PRICE
                                     AWARD       OUTSTANDING        PER SHARE
                                   ----------     ----------     ---------------
Balance at January 1, 1995  ...        51,584        645,500     $.125 -- $  .32
Authorized ....................       700,000             --
Awarded .......................      (589,150)       589,150     $ .32 -- $11.25
Exercised .....................            --       (449,450)    $.125 -- $  .32
                                   ----------     ----------

Balance at December 31, 1995 ..       162,434        785,200     $.125 -- $11.25
Authorized ....................       400,000             --              $11.75
Awarded .......................      (336,400)       336,400           -- $24.25
Exercised .....................            --        (76,668)    $.125 -- $13.00
Canceled or repurchased .......        35,051        (31,151)    $ .25 -- $ 9.00
                                   ----------     ----------

Balance at December 31, 1996 ..       261,085      1,013,781     $.125 -- $24.25
Authorized ....................       310,000             --              $17.25
Awarded .......................      (560,800)       560,800           -- $30.75
Exercised .....................            --        (57,507)    $.125 -- $20.50
Canceled or repurchased .......        92,345        (77,595)    $ .32 -- $25.00
                                   ----------     ----------

Balance at December 31, 1997 ..       102,630      1,439,479     $.125 -- $30.75
                                   ==========     ==========

    Deferred compensation of $594,200 recorded in 1997 represents the fair value of options to purchase common stock granted to certain non-employees in return for consulting services and included in the table above. Such compensation expense is being amortized ratably over the periods of service.

    A summary of the weighted-average exercise price and remaining contractual life of options outstanding under the Plan and the Directors Plan as of December 31, 1997 follows:

                                                            WEIGHTED-
                                                             AVERAGE
                                           WEIGHTED-        REMAINING
                                            AVERAGE        CONTRACTUAL
            PRICE PER        OPTIONS       EXERCISE           LIFE
              SHARE        OUTSTANDING       PRICE           (YEARS)
          -------------    -----------     --------        -----------
          $ .125-$  .32      450,134        $   .28            6.69
          $    9-$   15      197,667        $ 11.78            8.18
          $   16-$24.25      544,387        $ 20.21            8.84
          $24.75-$30.75      247,291        $ 27.49            9.14

                          GELTEX PHARMACEUTICALS, INC.

9. EQUITY INCENTIVE PLANS AND STOCK WARRANTS - (CONTINUED)

    A summary of the weighted-average exercise price and remaining contractual life of options outstanding under the Plan and the Directors Plan as of December 31, 1996 follows:

                                                            WEIGHTED-
                                                             AVERAGE
                                           WEIGHTED-        REMAINING
                                            AVERAGE        CONTRACTUAL
            PRICE PER        OPTIONS       EXERCISE           LIFE
              SHARE        OUTSTANDING       PRICE           (YEARS)
          -------------    -----------     --------        -----------
          $ .125-$  .32      534,617        $   .28            7.71
          $    9-$   15      227,764        $ 11.73            9.15
          $   16-$24.25      251,400        $ 20.37            9.64

    A summary of the weighted-average exercise price of options exercisable under the Plan and the Directors Plan as of December 31, 1997:

                                                   WEIGHTED-
                                                    AVERAGE
                      PRICE PER        OPTIONS      EXERCISE
                        SHARE        EXERCISABLE      PRICE
                    -------------    -----------   ---------
                    $ .125-$  .32      450,134      $   .28
                    $    9-$   15      134,600      $ 11.44
                    $   16-$24.25      157,806      $ 20.19
                    $24.75-$30.75        6,689      $ 27.39

    A summary of the weighted-average exercise price of options exercisable under the Plan and the Directors Plan as of December 31, 1996:

                                                   WEIGHTED-
                                                   AVERAGE
                      PRICE PER        OPTIONS     EXERCISE
                        SHARE        EXERCISABLE     PRICE
                    -------------    -----------   ---------
                    $ .125-$  .32      309,617      $   .30
                    $    9-$   15      119,697      $ 11.77
                    $   16-$24.25       43,499      $ 20.56

    At December 31, 1997 and 1996, the Company had a warrant outstanding to purchase 11,400 shares of the Company's Common Stock at an exercise price of $2.50 per share. This warrant expires on November 8, 2000.

10. INCOME TAXES

    At December 31, 1997, the Company had net operating loss carryforwards of approximately $54,505,000 and research and development tax credit carry forwards of approximately $3,739,000, which expire through 2012. Since the Company has incurred only losses since its inception and due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved this tax benefit. Additionally, the future utilization of net operating loss carryforwards and tax credits will be subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

                          GELTEX PHARMACEUTICALS, INC.

10. INCOME TAXES - (CONTINUED)

    Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                      1997             1996
                                                  ------------     ------------
Deferred tax assets:
     Net operating loss carryforwards ........    $ 21,802,000     $ 12,373,000
     Research and development tax credits ....       3,739,000        1,290,000
     Other ...................................         506,000          236,000
                                                  ------------     ------------
Total deferred tax assets ....................      26,047,000       13,899,000
          Valuation allowance ................     (25,829,000)     (13,708,000)
                                                  ------------     ------------
Net deferred tax assets ......................         218,000          191,000
Deferred tax liabilities:
          Intangible assets and other ........        (218,000)        (191,000)
          Total deferred tax liabilities .....        (218,000)        (191,000)
Net deferred tax asset (liability) ...........    $         --     $         --
                                                  ============     ============

    The valuation allowance increased by $12,121,000 and $8,872,000 during 1997 and 1996, respectively, due primarily to the increase in tax credits and net operating loss carryforwards.

11. LONG TERM OBLIGATIONS

    Long term obligations consist of:

                                                                                 DECEMBER 31,
                                                                             1997            1996
                                                                          -----------     -----------
Note payable to a bank bearing interest at LIBOR plus 1.75% (7.66% at
  December 31, 1997) payable in monthly installments through December,
  2001 ...............................................................    $ 4,990,003     $        --
Note payable to a bank bearing interest at prime (8.5% at December 31,
  1997) payable in quarterly installments commencing June 1998 through
  June, 2002 with a final payment of $1,178,571 due on September 30,
  2002 ...............................................................      3,000,000              --
Note payable to a bank bearing interest at prime (8.5% at December 31,
  1997) payable in monthly installments through December, 2000 .......        757,357              --
Note payable to a bank ...............................................        124,359         288,398
Capital lease obligation .............................................             --         227,728
                                                                          -----------     -----------
                                                                            8,871,719         516,126
Less current portion .................................................     (1,949,053)       (391,766)
                                                                          -----------     -----------
                                                                          $ 6,922,666     $   124,360
                                                                          ===========     ===========

                          GELTEX PHARMACEUTICALS, INC.

11. LONG TERM OBLIGATIONS - (CONTINUED)

    The bank loan proceeds have been used to finance the build-out of new facilities and the acquisition of certain equipment. Under the terms of the loan agreements, the Company is required to comply with certain financial covenants which, among other things, require the maintenance of minimum levels of cash, tangible net worth, liquidity and debt service coverage and prohibits the payment of dividends. At December 31, 1997 the Company was in compliance with such covenants.

    Substantially all of the Company's equipment is pledged as collateral under the loan agreements,

    At December 31, 1997, the maturities of long term obligations are as follows:

                  1998...........................  $1,949,053
                  1999...........................   1,953,292
                  2000...........................   1,907,429
                  2001...........................   1,676,068
                  2002...........................   1,385,877

    In 1996, the Company determined that it was likely to exercise an option to acquire title to certain leasehold improvements, which was exercised in 1997. Accordingly, in 1996 the Company recorded a non-recurring charge of $230,000 in connection with such option.

    Given the variable rate of interest on the Company's bank debt, management believes that the carrying value of notes payable approximates the fair value at December 31, 1997.

12. LICENSE AGREEMENTS

    In December 1994 and October 1995, the Company entered into license agreements (the "Agreements") with two Japanese pharmaceutical companies (the "Partners") whereby the Company granted to the Partners licenses to make, use, and sell certain of the Company's products in certain areas of the world, as defined by the Agreements (the "Territories"). The Agreements require the Partners to bear all costs to develop and commercialize the licensed products in the respective Territories. In consideration of these Agreements, the Company received a non-refundable license fee in 1994, research support revenue in 1995 and 1996, and milestone payments in 1996 and 1997. The payment of the license fee received in 1994 and the milestone payment in 1996 were made net of a 10% withholding tax, which was paid on the Company's behalf by the respective partner. The Agreement requires the Company to remit to this partner any future tax benefit received by the Company as a result of the withholding taxes paid. The 1995 Agreement was canceled in 1996. The 1994 Agreement calls for additional milestone payments to be paid to the Company through the commercialization of the product licensed under the Agreement and royalties based on certain percentages of sales, as defined in the Agreement.

13. RESEARCH GRANT

    In February 1995, the Company was awarded a Federal research grant of $2.0 million. The grant is to be paid to the Company for reimbursement of expenses related to the development of certain products through January 1998.

                          GELTEX PHARMACEUTICALS, INC.

14. EMPLOYEE BENEFIT PLAN

    The Company maintains an Employment Retirement Plan ("401(k) Plan") under section 401(k) of the Internal Revenue Code covering all full-time employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company did not make a contribution to the 401(k) Plan for the years ended December 31, 1997, 1996 and 1995.

15. COMMITMENTS

    During 1997, the Company relocated to an expanded facility. The Company leases its new offices and research laboratories under an operating lease with an initial ten year term and a provision for a five year extension. In October 1997, the Company entered into a sublease arrangement for its old facility with another company for an initial three year term with an option to extend for one year. The original lease agreement between the Company and landlord remains in effect. Total annual future minimum lease payments and minimum sublease payments are as follows:

                                               LEASE        SUBLEASE
                                              PAYMENTS      PAYMENTS
                                             ----------    ----------
             1998.........................     $377,400    $  280,140
             1999.........................      377,400       280,140
             2000.........................      377,400       256,800
             2001.........................      377,400            --
             2002.........................      415,200            --
             Thereafter...................    1,612,500            --
                                             ----------    ----------
             Total........................   $3,537,300    $  817,080
                                             ==========    ==========

    Rental expense charged to operations was approximately $279,600 in 1997, $76,400 in 1996 and $78,900 in 1995.

16. SUBSEQUENT EVENT

    In January 1998, the Board of Directors authorized the management of the Company to file a Registration Statement with the Securities and Exchange Commission covering the sale by the Company of Shares of Common Stock at a price to the public of up to $85,000,000.

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                   DESCRIPTION
        -------                  -----------

         3.1 Restated Certificate of Incorporation of the Company dated June 4, 1996. Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

         3.2 Amended and Restated By-laws of the Company, as amended. Filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

         4.1 Rights Agreement dated as of March 1, 1996 between the Company and American Stock Transfer & Trust Company. Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated March 1, 1996 and incorporated herein by reference.

         4.2 First Amendment to Rights Agreement between the Company and American Stock Transfer and Trust Company dated as of July 29, 1997. Filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

         4.3 Promissory Note dated May 21, 1997 issued to Fleet Bank. Filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

         4.4 Security Agreement (Equipment) between the Company and Fleet National Bank dated May 21, 1997. Filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

         4.5 Letter Agreement between the Company and Fleet National Bank dated May 21, 1997. Filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

         4.7 Promissory Note dated October 31, 1997 issued to Fleet National Bank. Filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

         4.8 Loan Modification Agreement between the Company and Fleet National Bank dated October 31, 1997. Filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

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

         10.3 Promissory Note executed by the Company in favor of Silicon Valley Bank dated December 9, 1993 with Commercial Security Agreement attached thereto. Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

         10.4 Agreement of Sublease between the Company and H&Q Waltham Limited Partnership dated May 4, 1994, with Exhibit B thereto (Lease Agreement between the Company and Hickory Drive Properties Realty Trust dated April 12, 1994). Filed as
                  Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

         10.5* License Agreement between the Company and Chugai Pharmaceutical Co., Ltd. dated December 26, 1994. Filed as
                  Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

         10.6 Promissory Note executed by the Company in favor of Silicon Valley Bank dated February 2, 1995. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

         10.7     Form of Common Stock Purchase Agreement. Filed as Exhibit
                  10.17 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

         10.8     Form of Restricted Common Stock Purchase Agreement. Filed as
                  Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

         10.9#    Form of Incentive Stock Option Certificate. Filed as Exhibit
                  10.19 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

         10.10#   Forms of Nonstatutory Stock Option Certificate. Filed as
                  Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

         10.11# 1995 Director Stock Option Plan. Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

         10.12# 1995 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-00864) and incorporated herein by reference.

         10.13 Lease Agreement dated February 28, 1997, between the Company and J. F. White Properties, Inc. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.14* Contract Manufacturing Agreement between the Company and The Dow Chemical Company. Filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

         10.15* Collaboration Agreement among the Company, Genzyme Corporation and RenaGel LLC dated as of June 17, 1997. Filed as Exhibit
                  10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

         10.16 Purchase Agreement between the Company and Genzyme Corporation dated as of June 17, 1997. Filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

         10.17* Operating Agreement of RenaGel LLC dated as of June 17, 1997. Filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

         10.18* License Agreement between the Company and Nitto Boseki Co., Ltd. Dated as of June 9, 1997. Filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

         10.19# Letter Agreement between the Company and Paul J. Mellett, Jr. dated March 11, 1997. Filed herewith.

         10.20# Letter Agreement between the Company and Edmund J. Sybertz, Jr. dated November 17, 1997. Filed herewith.


         23.1 Consent of Ernst & Young LLP, independent auditors. Filed herewith.

         24.1     Power of Attorney. Contained on signature page hereto.

         27.1     Financial Data Schedule. Filed herewith.

            * Certain confidential material contained in Exhibit 10.5, 10.14, 10.15, 10.17 and 10.18 has been omitted and filed separately with the Securities and Exchange Commission.

            # Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.