Form 10-Q
period 1998-03-31
GELTEX PHARMACEUTICALS INC
filed 1998-05-14
CIK 1001425

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                         Commission file number 0-26872


                          GELTEX PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                           04-3136767.
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


             Nine Fourth Avenue
          Waltham, Massachusetts                              02154
 (Address of principal executive offices)                   (Zip Code)

                                  781-290-5888
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                    Class                       Outstanding at March 24, 1998
                    -----                       -----------------------------
         Common Stock, $.01 par value                     16,668,164

                          GELTEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS


                                                                 Page No.
PART I    FINANCIAL INFORMATION

          ITEM 1    Financial Statements

             Condensed Balance Sheets as of March 31, 1998
             and December 31, 1997........................................... 3

             Condensed Statements of Operations for the three
             months ended March 31, 1998 and 1997............................ 4

             Condensed Statements of Comprehensive Loss
             for the three months ended March 31, 1998 and 1997.............. 5

             Condensed Statements of Cash Flows for the three
             months ended March 31, 1998 and 1997............................ 6

             Notes to Condensed Financial Statements......................... 7


          ITEM 2      Management's Discussion and Analysis of
             Financial Condition and Results of  Operation..................  8


PART II   OTHER INFORMATION

          ITEM 6      Exhibits and Reports on Form 8-K....................... 9


SIGNATURES.................................................................. 10

EXHIBIT INDEX............................................................... 11

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          GELTEX PHARMACEUTICALS, INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           March 31,          December 31,
                                                                             1998                 1997
                                                                        -------------        -------------
ASSETS
Current assets:
Cash and cash equivalents .......................................       $  53,540,375        $  26,689,190
     Marketable securities ......................................          64,297,339           25,933,722
     Prepaid expenses and other current assets ..................           2,084,322            1,428,793
     Due from Joint Venture .....................................             513,711            1,823,877
                                                                        -------------        -------------
Total current assets ............................................         120,435,747           55,875,582
Long-term receivables ...........................................              28,020               27,000
Property and equipment, net .....................................           7,674,559            7,659,328
Intangible assets, net ..........................................             509,781              466,673
Investment in Joint Venture .....................................           4,000,300            3,089,196
                                                                        -------------        -------------
                                                                        $ 132,648,407        $  67,117,779
                                                                        =============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities
     Accounts payable and accrued expenses ......................           2,665,612        $   4,827,752
     Current portion of long-term obligations ...................           2,029,686            1,949,053
                                                                        -------------        -------------
Total current liabilities .......................................           4,695,298            6,776,805
Long-term obligations, less current portion .....................           6,498,367            6,922,666
Commitments and contingencies
Stockholders' equity:
     Undesignated Preferred Stock, $.01 par value, 5,000,000
      shares authorized, none issued or outstanding .............                  --                   --
     Common Stock, $.01 par value, 50,000,000
       shares authorized; 16,668,164 and 13,642,264 shares issued and outstanding at March 31, 1998 and December 31, 1997,
       respectively .............................................             166,681              136,423
     Additional paid-in capital .................................         186,087,451          108,658,239
     Deferred compensation ......................................          (1,055,784)            (509,632)
     Unrealized gain on available-for-sale securities ...........              96,974               77,402
     Accumulated deficit ........................................         (63,840,580)         (54,944,124)
                                                                        -------------        -------------
Total stockholders' equity ......................................         121,454,742           53,418,308
                                                                        -------------        -------------
                                                                        $ 132,648,407        $  67,117,779
                                                                        =============        =============


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Three Months
                                                                       Ended March 31,
                                                             --------------------------------
                                                                  1998                1997
                                                                  ----                ----
Revenue:
   Collaborative Joint Venture project reimbursement .       $  1,538,650        $         --
   Research grant ....................................                 --             139,642
                                                             ------------        ------------
Total revenue ........................................          1,538,650             139,642
Costs and expenses:
   Research and development ..........................          7,400,499           6,144,043
   Collaborative Joint Venture project costs .........          1,538,650                  --
                                                             ------------        ------------
      Total research and development .................          8,939,149           6,144,043
   General and administrative ........................          1,167,692             908,747
                                                             ------------        ------------
Total costs and expenses .............................         10,106,841           7,052,790
                                                             ------------        ------------
Loss from operations .................................         (8,568,191)         (6,913,148)
Interest income, net .................................            567,407             955,468
Equity in net loss of RenaGel Joint Venture ..........           (895,672)                 --
                                                             ------------        ------------
Net loss .............................................       $ (8,896,456)       $ (5,957,680)
                                                             ============        ============
Basic and diluted net loss per share .................       $       (.63)       $       (.44)
                                                             ============        ============
Shares used in computing basic and diluted
   net loss per share ................................         14,099,000          13,524,000

     The accompanying notes are an integral part of the financial statements

                          GELTEX PHARMACEUTICALS, INC.

                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                             Three Months
                                                            Ended March 31,
                                                    -------------------------------
                                                       1998               1997
                                                       ----               ----
Net loss ....................................       $(8,896,456)       $(5,957,680)
Other Comprehensive Income (Loss):
    Unrealized gain (loss) on securities held
    during the period .......................            19,571            (91,782)
                                                    -----------        -----------
 Comprehensive loss .........................       $(8,876,885)       $(6,049,462)
                                                    ===========        ===========

     The accompanying notes are an integral part of the financial statements

                          GELTEX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                          Three Months
                                                                         Ended March 31,
                                                              ---------------------------------
                                                                   1998                1997
                                                                   ----                ----
OPERATING ACTIVITIES
Net loss ..............................................       $ (8,896,456)       $ (5,957,679)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization ....................            504,200             742,236
     Equity in net loss of RenaGel Joint Venture ......            895,672                  --
     Changes in operating assets and liabilities:
          Prepaid expenses and other current assets ...           (655,528)            582,364
          Due from Joint Venture ......................          1,310,167                  --
          Long-term receivables .......................              1,020                  --
          Accounts payable and accrued expenses .......         (2,162,140)           (163,844)
                                                              ------------        ------------
Net cash used in operating activities .................         (9,003,065)         (4,796,923)
INVESTING ACTIVITIES
Purchase of marketable securities .....................        (56,016,073)        (40,426,066)
Proceeds from sale and maturities of
 marketable securities ................................         17,123,835          40,360,365
Investment in Joint Venture ...........................         (1,806,776)                 --
Purchase of intangible assets .........................           (167,110)            (63,249)
Purchase of property and equipment, net ...............           (395,432)           (423,103)
                                                              ------------        ------------
Net cash used in investing activities .................        (41,261,556)           (552,053)
FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of
   issuance costs .....................................         77,459,470              10,928
Proceeds from financing of assets .....................                 --             245,944
Payments on notes payable and capital lease obligations           (343,664)           (142,273)
                                                              ------------        ------------
Net cash provided by financing activities .............         77,115,806             114,599
                                                              ------------        ------------
Increase (decrease) in cash and cash equivalents ......         26,851,185          (5,234,377)
Cash and cash equivalents at beginning of period ......         26,689,190          20,801,465
                                                              ------------        ------------
Cash and cash equivalents at end of period ............       $ 53,540,375        $ 15,567,088
                                                              ============        ============


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements for the three months ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 1997 included in the Company's Annual Report on Form 10-K (File Number 0-26872) as filed with the Securities and Exchange Commission.


2.    COMMON STOCK OFFERING

         On March 24, 1998, the Company received $76 million in net proceeds from the public sale of 3,000,000 shares of its common stock.


3.    REPORTING COMPREHENSIVE INCOME (LOSS)

         As of January 1, 1998, The Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.


4.    DISCLOSURE OF SEGMENT INFORMATION

         As of January 1, 1998, the Company has adopted Financial Accounting Standards Board Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information" for annual reporting purposes. Adoption of this standard is not expected to have a material impact on the Company's annual financial statements or results of operations.

5.    DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

         As of January 1, 1998, the Company has adopted Financial Accounting Standards Board Statement No. 129, "Disclosure of Information About Capital Structure" for annual reporting purposes. Adoption of this standard did not have a material impact on the Company's financial statements or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         The Company earned revenues of $1.5 million during the three months ended March 31, 1998 compared with $140,000 earned during the three months ended March 31, 1997. Under the terms of the Collaboration Agreement the Company has entered into with Genzyme Corporation for the final development and commercialization of RenaGel(R) phosphate binder (the "Joint Venture"), the Company and Genzyme Corporation are each expected to fund the Joint Venture in an amount equal to 50% of the budgeted costs and expenses of the project for the relevant period. Each party that incurs project expenses, either as internal operating costs or as third party obligations, will be reimbursed by the Joint Venture for 100% of the costs incurred. In the period ended March 31, 1998, all $1.5 million in revenue earned by the Company represents reimbursement from the Joint Venture for certain RenaGel(R) phosphate binder development costs incurred by the Company. The amount of reimbursement revenue earned by the Company will vary according to the obligations of, and related expenses incurred by the Company, and is expected to decrease in the future as the Company completes the development of RenaGel(R) phosphate binder and the associated expenses decrease. In the period ended March 31, 1997, the Company earned $140,000, under the Company's $2.0 million grant from the United States Department of Commerce's Advanced Technology Program. This grant concluded on January 31, 1998.

         The Company's total operating expenses for the three months ended March 31, 1998 were $10.1 million, as compared to $7.1 million during the three months ended March 31, 1997. Research and development expenses increased to $8.9 million for the three months ended March 31, 1998 from $6.1 million for the three months ended March 31, 1997 due primarily to increased clinical trial and process development costs associated with the development of CholestaGel(R) non-absorbed cholesterol reducer and manufacturing costs for RenaGel(R) phosphate binder as well as increased internal expenses associated with new research and development programs. General and administrative expenses increased to $1.2 million for the three months ended March 31, 1998 from $909,000 for the three months ended March 31, 1997 due primarily to increased business development expenses and increased administrative personnel.

         The Company's equity in the loss of the Joint Venture with Genzyme Corporation was $896,000 for the period ended March 31, 1998, which represents the Company's portion of the Joint Venture's loss for that period. There was no corresponding amount in 1997. The Company expects that the Joint Venture will continue to operate at a loss at least into 1999.

         Net interest income decreased to $567,000 for the three months ended March 31, 1998 from $955,000 for the three months ended March 31, 1997 due primarily to decreases in cash balances available for investment due to the Company's losses from operations.


LIQUIDITY AND CAPITAL RESOURCES

         On March 24, 1998, the Company received $76 million in net proceeds from a public offering of 3,000,000 shares of its common stock. As of March 31, 1998, the Company had $118 million in cash, cash equivalents and marketable securities as compared to $53 million at December 31, 1997.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.




                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

             See the Exhibit Index on page 11 hereto.

(b)      Reports on Form 8-K.

             None.

                          GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                 MARCH 31, 1998



                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 GELTEX PHARMACEUTICALS, INC.



DATE:  May 13, 1998                     BY:       /s/ Paul J. Mellett, Jr.
                                                 -------------------------
                                                 Paul J. Mellett, Jr.
                                                 Duly Authorized Officer and
                                                 Principal Financial Officer

                                  EXHIBIT INDEX



                 Exhibit Number                        Description
                 --------------                        -----------
                       27                        Financial Data Schedule