Form 10-Q
period 1998-06-30
GELTEX PHARMACEUTICALS INC
filed 1998-08-13
CIK 1001425

                                    FORM 10-Q
                                    ---------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                         Commission file number 0-26872


                          GELTEX PHARMACEUTICALS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                               04-3136767
        -------------------------------       ---------------------------------
        (State or other jurisdiction of       (IRS Employer Identification No.)
        incorporation or organization)


             Nine Fourth Avenue
           Waltham, Massachusetts                           02451
    ----------------------------------------          -------------------
    (Address of principal executive offices)              (Zip Code)



                                  781-290-5888
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No__


The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


               Class                        Outstanding at  August 4, 1998
               -----                        ------------------------------
      Common Stock, $.01 par value                   16,721,461


                               GELTEX PHARMACEUTICALS, INC.

                                     TABLE OF CONTENTS


                                                                                          Page No.
                                                                                          --------
PART I   FINANCIAL INFORMATION

            ITEM 1  Financial Statements

                    Condensed Balance Sheets as of June 30, 1998
                    and December 31, 1997..................................................  3

                    Condensed Statements of Operations for the three
                    months ended June 30, 1998 and 1997....................................  4

                    Condensed Statements of Operations for the six
                    months ended June 30, 1998 and 1997....................................  5

                    Condensed Statements of Comprehensive Loss
                    for the three months ended June 30, 1998 and 1997......................  6

                    Condensed Statements of Comprehensive Loss
                    for the six months ended June 30, 1998 and 1997........................  7

                    Condensed Statements of Cash Flows for the six
                    months ended June 30, 1998 and 1997....................................  8

                    Notes to Condensed Financial Statements................................  9


            ITEM 2  Management's Discussion and Analysis of
                    Financial Condition and Results of  Operations.........................  10

            ITEM 3  Quantitative and Qualitative Disclosures
                    About Market Risk......................................................  11


PART II     OTHER INFORMATION


            ITEM 4  Submission of Matters to a Vote of Securities Holders..................  12

            ITEM 6  Exhibits and Reports on Form 8-K.......................................  12


SIGNATURES.................................................................................  13

EXHIBIT INDEX..............................................................................  14

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                    GELTEX PHARMACEUTICALS, INC.

                                      CONDENSED BALANCE SHEETS
                                             (UNAUDITED)

                                                                              June 30,          December 31,
                                                                                1998                1997
                                                                            ------------        ------------
ASSETS
Current assets:
Cash and cash equivalents................................................   $  7,933,054        $ 26,689,190
     Marketable securities...............................................    100,062,776          25,933,722
     Prepaid expenses and other current assets...........................      2,504,338           1,428,793
     Due from Joint Venture..............................................      1,909,357           1,823,877
                                                                            ------------        ------------
Total current assets.....................................................    112,409,525          55,875,582
Long-term receivables....................................................         28,020              27,000
Property and equipment, net..............................................      8,090,279           7,659,328
Intangible assets, net...................................................        555,167             466,673
Investment in Joint Venture..............................................      3,751,260           3,089,196
                                                                            ------------        ------------
                                                                            $124,834,251        $ 67,117,779
                                                                            ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable and accrued expenses...............................   $  1,470,206        $  4,827,752
     Current portion of long-term obligations............................      1,501,514           1,949,053
                                                                            ------------        ------------
Total current liabilities................................................      2,971,720           6,776,805
Long-term obligations, less current portion..............................      6,822,667           6,922,666
Commitments and contingencies
Stockholders' equity:
     Undesignated Preferred Stock, $.01 par value, 5,000,000
      shares authorized, none issued or outstanding......................             --                  --
     Common Stock, $.01 par value, 50,000,000
       shares authorized; 16,709,426 and 13,642,264 shares issued and outstanding at June 30, 1998 and December 31, 1997,
       respectively......................................................        167,094             136,423
     Additional paid-in capital..........................................    186,200,162         108,658,239
     Deferred compensation...............................................       (965,784)           (509,632)
     Unrealized gain on available-for-sale securities....................         97,222              77,402
     Accumulated deficit.................................................    (70,458,830)        (54,944,124)
                                                                            ------------        ------------
Total stockholders' equity...............................................    115,039,864          53,418,308
                                                                            ------------        ------------
                                                                            $124,834,251        $ 67,117,779
                                                                            ============        ============


    The accompanying notes are an integral part of the financial statements.


                          GELTEX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months
                                                                   Ended June 30,
                                                               ---------------------
                                                               1998             1997
                                                               -----            ----
Revenue:
   Collaborative Joint Venture project reimbursement..     $ 3,660,169        $        --
   Research grant.....................................              --             24,010
                                                           -----------        -----------
Total revenue.........................................       3,660,169             24,010
Costs and expenses:
   Research and development...........................       4,206,588          6,867,969
   Collaborative Joint Venture project costs..........       3,660,169                 --
                                                           -----------        -----------
      Total research and development..................       7,866,757          6,867,969
   General and administrative.........................       1,406,728          1,370,217
                                                           -----------        -----------
Total costs and expenses..............................       9,273,485          8,238,186
                                                           -----------        -----------
Loss from operations..................................      (5,613,316)        (8,214,176)
Interest income, net..................................       1,023,948            834,753
Equity in net loss of Renagel Joint Venture...........      (2,028,881)                --
                                                           -----------        -----------
Net loss..............................................     $(6,618,249)       $(7,379,423)
                                                           ===========        ===========
Basic and diluted net loss per share .................     $      (.40)       $      (.54)
                                                           ===========        ===========
Shares used in computing basic and diluted
   net loss per share ................................      16,700,000         13,558,000






     The accompanying notes are an integral part of the financial statements


                               GELTEX PHARMACEUTICALS, INC.

                            CONDENSED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                                      Six Months
                                                                    Ended June 30,
                                                               -----------------------
                                                               1998               1997
                                                               ----               ----
Revenue:
   Collaborative Joint Venture project reimbursement..     $  5,198,819      $         --
   Research grant.....................................               --           163,652
                                                           ------------       -----------
Total revenue.........................................        5,198,819           163,652
Costs and expenses:
   Research and development...........................       11,608,472        13,012,012
   Collaborative Joint Venture project costs..........        5,198,819                --
                                                           ------------       -----------
      Total research and development..................       16,807,291        13,012,012
   General and administrative.........................        2,573,035         2,278,964
                                                           ------------       -----------
Total costs and expenses..............................       19,380,326        15,290,976
                                                           ------------       -----------
Loss from operations..................................      (14,181,507)      (15,127,324)
Interest income, net..................................        1,591,354         1,790,221
Equity in net loss of Renagel Joint Venture...........       (2,924,553)               --
                                                           ------------       -----------
Net loss..............................................     $(15,514,706)     $(13,337,103)
                                                           ============      ============
Basic and diluted net loss per share .................     $       (.97)     $       (.99)
                                                           ============      ============
Shares used in computing basic and diluted
   net loss per share ................................       16,052,000        13,537,000






    The accompanying notes are an integral part of the financial statements


                          GELTEX PHARMACEUTICALS, INC.

                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                                    Three Months
                                                                   Ended, June 30,
                                                                --------------------
                                                                1998            1997
                                                                ----            ----
Net loss..............................................      $(6,618,249)     $(7,379,423)
Other Comprehensive Income (Loss):
    Unrealized gain (loss) on securities held
    during the period.................................              248          116,263
                                                            -----------      -----------
 Comprehensive loss...................................      $(6,618,001)     $(7,263,160)
                                                            ===========      ===========








    The accompanying notes are an integral part of the financial statements



                          GELTEX PHARMACEUTICALS, INC.

                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                                  Six Months
                                                                Ended June 30,
                                                            ---------------------
                                                            1998             1997
                                                            ----             ----

Net loss..............................................  $(15,514,706)    $(13,337,103)
Other Comprehensive Income (Loss):
    Unrealized gain (loss) on securities held
    during the period.................................        19,820           24,481
                                                        ------------     ------------
 Comprehensive loss...................................  $(15,494,886)    $(13,312,622)
                                                        ============     ============





    The accompanying notes are an integral part of the financial statements


                                    GELTEX PHARMACEUTICALS, INC.

                                 CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                         Six Months
                                                                        Ended June 30,
                                                                  ------------------------
                                                                  1998                1997
                                                                  ----                ----
OPERATING ACTIVITIES
Net loss .................................................... $ (15,514,706)       $(13,337,103)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization ...........................       606,647             861,525
    Equity in net loss of Renagel Joint Venture .............     2,924,553                  --
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets .............    (1,075,545)            625,898
      Due from Joint Venture ................................       (85,480)                 --
      Long-term receivables .................................        (1,020)                 --
      Accounts payable and accrued expenses .................    (3,357,556)            593,195
                                                              -------------        ------------
Net cash used in operating activities .......................   (16,503,107)        (11,256,485)

INVESTING ACTIVITIES
Purchase of marketable securities ...........................  (170,620,776)        (18,106,218)
Proceeds from sale and maturities of
  marketable securities .....................................    96,473,671          25,481,170
Investment in Joint Venture .................................    (3,586,755)                 --
Purchase of intangible assets ...............................      (238,485)            (89,248)
Purchase of property and equipment, net .....................      (869,408)         (3,787,049)
                                                              -------------        ------------
Net cash used in investing activities .......................   (78,841,753)          3,498,655

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of
  issuance costs ............................................    77,136,262           2,588,731
Proceeds from financing of assets ...........................            --           2,038,449
Payments on notes payable and capital lease obligations .....      (547,538)           (263,866)
                                                              -------------        ------------
Net cash provided by financing activities ...................    76,588,724           4,363,314
                                                              -------------        ------------
Increase (decrease) in cash and cash equivalents ............   (18,756,136)        (3,394,516)
Cash and cash equivalents at beginning of period ............   (26,689,190)         20,801,465
                                                              -------------        ------------
Cash and cash equivalents at end of period .................. $   7,933,054        $ 17,406,949
                                                              =============        ============



    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements for the three and six months ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

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

                          GELTEX PHARMACEUTICALS, INC.

                                   (UNAUDITED)


6.   SUBSEQUENT EVENT

         In August 1998, the Company entered into a Purchase and Sale Agreement to purchase for $11 million a building and land for a new facility. The purchase, which is contingent upon the favorable outcome of certain due diligence to be conducted by the Company throughout the month of August, is expected to close in the fourth quarter of 1998. The Company intends to convert the existing building located on the site into a research and development and administrative facility. The Company expects to secure financing, either through debt or a third party leasing arrangement, sufficient to fund the purchase price of the property and the construction costs. Following its move into the new facility, the Company will sublease its existing facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding the Company's future revenues, operations and expenditures. Such forward-looking statements reflect management's current expectations, and the actual results could differ materially from those projections due to a number of factors including (i) content and timing of decisions to be made by the U.S. Food and Drug Administration regarding the Company's New Drug Application for Renagel(R) phosphate binder, (ii) the Company's ability to successfully conduct and complete Phase III clinical trials for CholestaGel(R) cholesterol reducer, (iii) results of research and pre-clinical development being conducted in the areas of infectious diseases and anti-obesity, and (iv) the risks and uncertainties described under the heading "Factors Affecting Future Operating Results" in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report.


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         The Company earned revenues of $3.7 million during the three months ended June 30, 1998 compared with $24,000 earned during the three months ended June 30, 1997. During the six months ended June 30, 1998, revenues earned were $5.2 million compared with $163,000 earned during the six months ended June 30, 1997. Under the terms of the Collaboration Agreement the Company has entered into with Genzyme Corporation for the final development and commercialization of Renagel(R) phosphate binder (the "Joint Venture"), the Company and Genzyme Corporation are each expected to fund the Joint Venture in an amount equal to 50% of the budgeted costs and expenses of the project for the relevant period. Each party that incurs project expenses, either as internal operating costs or as third party obligations, will be reimbursed by the Joint Venture for 100% of the costs incurred. All revenue earned in 1998 represents reimbursement from the Joint Venture for certain Renagel(R) phosphate binder development costs incurred by the Company. The amount of reimbursement revenue earned by the Company will vary according to the obligations of, and related expenses incurred by the Company, and is expected to decrease in the future as the Company completes the development of Renagel(R) phosphate binder. In the three and six month periods ended June 30, 1997, the Company earned $24,000 and $163,000, respectively, under the Company's $2.0 million grant from the United States Department of Commerce's Advanced Technology Program. This grant concluded on January 31, 1998.

         The Company's total operating expenses for the three months ended June 30, 1998 increased $1.1 million to $9.3 million from $8.2 million during the same period in 1997. The Company's total operating expenses were $19.4 million and $15.3 million for the six months ended June 30, 1998 and 1997, respectively. Research and development expenses increased $1.0 million to $7.9 million for the three months ended June 30, 1998 from $6.9 million for the three months ended June 30, 1997. Research and development expenses were $16.8 million and $13.0 million for the six months ended June 30, 1998 and 1997, respectively. Increased research and development expenses incurred in both the three and six month periods were due primarily to increased clinical trial and process development costs associated with the development of CholestaGel(R) non-absorbed cholesterol reducer and manufacturing costs for Renagel(R) phosphate binder as well as increased internal expenses associated with new research and development programs. The Company expects its research and development expenses to continue to increase in connection with the ongoing Phase III clinical trials for ChoelstaGel, the continuing development of processes for the manufacture of commercial quantities of CholestaGel and the expansion of the anti-obesity, infectious disease and other research and development programs. General and administrative expenses remained constant at approximately $1.4 million during the three month periods ended June, 30, 1998 and June 30, 1997. During the six month period ended June 30, 1998 general and administrative expenses increased to $2.6 million from $2.3 million during the same period in 1997. The increase was due primarily to increased business development expenses and increased administrative personnel costs.

         The Company's equity in the loss of the Joint Venture with Genzyme Corporation was $2.0 million and $2.9 million for the three and six month periods ended June 30, 1998, respectively. This amount represents the Company's portion of the Joint Venture's loss for that period. There were no corresponding amounts in 1997. The Company expects that the Joint Venture will continue to operate at a loss at least into 1999, and that the losses associated with the Company's interest in the Joint Venture will increase during the period leading to and throughout the market introduction of Renagel phosphate binder.

         Net interest income increased to $1.0 million for the three months ended June 30, 1998 from $835,000 for the three months ended June 30, 1997 due primarily to increases in cash balances available for investment due to the Company's public offering of common stock in March, 1998. Net interest income decreased to $1.6 million for the six months ended June 30, 1998 from $1.8 million for the six months ended June 30, 1997 due primarily to net lower average cash balances during part of the six month period in 1998.

         .
LIQUIDITY AND CAPITAL RESOURCES

         On March 24, 1998, the Company received $76 million in net proceeds from a public offering of 3,000,000 shares of its common stock. As of June 30, 1998, the Company had $108 million in cash, cash equivalents and marketable securities as compared to $53 million at December 31, 1997.

         In August 1998, the Company entered into a Purchase and Sale Agreement to purchase for $11 million a building and land for a new facility. The purchase, which is contingent upon the favorable outcome of certain due diligence to be conducted by the Company throughout the month of August, is expected to close in the fourth quarter of 1998. The Company intends to convert the existing building located on the site into a research and development and administrative facility. The Company expects to secure financing, either through debt or a third party leasing arrangement, sufficient to fund the purchase price of the property and the construction costs. Following its move into the new facility, the Company will sublease its existing facility.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 1998 Annual Meeting of Stockholders was held May 27, 1998. The following is a description of the two matters submitted to a vote of the stockholders at such meeting and the results of voting.

         (i) At the meeting two directors were elected to serve on the Company's Board of Directors for a three year term expiring in the year 2001.

                                          Number of Shares       Number of Votes
               Director Elected              Voted For              Withheld
               ----------------           ----------------       ---------------
               Henri A. Termeer              11,744,347              342,885
               Jesse Treu                    11,756,048              331,184

               There were no broker non-votes or absentions with respect to this matter.

         (ii) The stockholders also approved an amendment to the Company's 1992 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance under such plan from 2,000,000 to 2,750,000.

               Number of Shares Voted For:                       11,783,098
               Number of Shares Voted Against:                      266,664
               Number of Shares Abstained:                           37,470

               There were no broker non-votes with respect to this matter.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

         See the Exhibit Index on page 14 hereto.

(b)   Reports on Form 8-K.

         None.

                          GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q
                                  JUNE 30, 1998



                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GELTEX PHARMACEUTICALS, INC.



DATE:  August 13, 1998                   BY: /s/ Paul J. Mellett, Jr.
                                             -----------------------------------
                                             Paul J. Mellett, Jr.
                                             Duly Authorized Officer and
                                             Principal Financial Officer

                               EXHIBIT INDEX



          Exhibit Number                   Description
          --------------                   -----------

               4.1              Amended and Restated Facility One
                                Term Note issued to Fleet National
                                Bank dated as of May 21, 1997

               4.2 Second Loan Modification Agreement between the Company and Fleet
                                National Bank dated as of June 30,
                                1998

              10.1#             Amended and Restated 1992 Equity
                                Incentive Plan

              10.2#             Amended and Restated 1995 Director
                                Stock Option Plan

              10.3#             Promissory Note in favor of the
                                Company executed by Edmund J.
                                Sybertz on
                                June 30, 1998

              10.4* Manufacturing and Supply Agreement (United States) between Renagel LLC and Circa Pharmaceuticals, Inc. dated as of July 31, 1998

              10.5 Purchase and Sale Agreement between Sodexho USA, Inc. and Service Supply Corporation and the Company dated as of August 4, 1998

              27                Financial Data Schedule



               # Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates

               * Certain confidential material contained in Exhibit 10.4 has been omitted and filed separately with the Securities and Exchange Commission.