Form 10-Q
period 1998-09-30
GELTEX PHARMACEUTICALS INC
filed 1998-11-13
CIK 1001425

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


              For the transition period from _________ to _________


                         Commission file number 0-26872


                          GELTEX PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  04-3136767
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

           NINE FOURTH AVENUE
         WALTHAM, MASSACHUSETTS                              02451
(Address of principal executive offices)                  (Zip Code)


                                  781-290-5888
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ___

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            CLASS                               OUTSTANDING AT NOVEMBER 9, 1998
----------------------------                    -------------------------------
Common Stock, $.01 par value                               16,740,086

                          GELTEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS


                                                                                                                       PAGE NO
                                                                                                                       -------
PART I   FINANCIAL INFORMATION

         ITEM 1 Financial Statements

                Condensed Balance Sheets as of September 30, 1998 and December 31, 1997...............................     3

                Condensed Statements of Operations for the three months ended September 30, 1998 and 1997.............     4

                Condensed Statements of Operations for the nine months ended September 30, 1998 and 1997..............     5

                Condensed Statements of Comprehensive Loss for the three months ended September 30, 1998 and 1997.....     6

                Condensed Statements of Comprehensive Loss for the nine months ended September 30, 1998 and 1997......     7

                Condensed Statements of Cash Flows for the nine months ended September 30, 1998 and 1997..............     8

                Notes to Condensed Financial Statements...............................................................  9-10

         ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations................. 10-12

         ITEM 3 Quantitative and Qualitative Disclosures About Market Risk............................................    12


PART II  OTHER INFORMATION

         ITEM 4 Exhibits and Reports on Form 8-K......................................................................    13

SIGNATURES............................................................................................................    14

EXHIBIT INDEX..........................................................................................................   15

                          PART I. FINANCIAL INFORMATION

                          GELTEX PHARMACEUTICALS, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)


ITEM 1. FINANCIAL STATEMENTS

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                       1998            1997
                                                                  -------------    ------------
ASSETS
Current assets:
Cash and cash equivalents ......................................  $  7,315,398     $ 26,689,190
  Marketable securities ........................................    92,131,149       25,933,722
  Prepaid expenses and other current assets ....................     2,316,119        1,428,793
  Due from Joint Venture .......................................     1,274,842        1,823,877
                                                                  ------------     ------------
Total current assets ...........................................   103,037,508       55,875,582
Long-term receivables ..........................................        28,020           27,000
Property and equipment, net ....................................     8,183,709        7,659,328
Intangible assets, net .........................................       681,979          466,673
Investment in Joint Venture ....................................     4,791,091        3,089,196
                                                                  ------------     ------------
                                                                  $116,722,307     $ 67,117,779
                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and accrued expenses ........................  $  3,360,112     $  4,827,752
  Current portion of long-term obligations .....................       911,902        1,949,053
                                                                  ------------     ------------
Total current liabilities ......................................     4,272,014        6,776,805
Long-term obligations, less current portion ....................     6,793,989        6,922,666
Commitments and contingencies
Stockholders' equity:
  Undesignated Preferred Stock, $.01 par value,
  5,000,000 shares authorized, none issued or outstanding ......            --               --
  Common Stock, $.01 par value, 50,000,000 shares authorized;
  16,709,426 and 13,642,264 shares issued and outstanding
  at September 30, 1998 and December 31, 1997, respectively ....       167,059          136,423
  Additional paid-in capital ...................................   186,189,735      108,658,239
  Deferred compensation ........................................      (875,784)        (509,632)
  Unrealized gain on available-for-sale securities .............      (121,575)          77,402
  Accumulated deficit ..........................................   (79,703,131)     (54,944,124)
                                                                  ------------     ------------
Total stockholders' equity .....................................   105,656,304       53,418,308
                                                                  ------------     ------------
                                                                  $116,722,307     $ 67,117,779
                                                                  ============     ============


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                          THREE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                  --------------------------
                                                                      1998           1997
                                                                  -----------    -----------

Revenue:
   Collaborative Joint Venture project reimbursement ............ $ 1,024,257    $ 2,865,734
   Research grant ...............................................          --         85,612
                                                                  -----------    -----------
Total revenue ...................................................   1,024,257      2,951,346
Costs and expenses:
   Research and development .....................................   7,680,242      4,234,973
   Collaborative Joint Venture project costs ....................   1,024,257      2,865,734
                                                                  -----------    -----------
      Total research and development ............................   8,704,499      7,100,707
   General and administrative ...................................   1,409,311        973,924
                                                                  -----------    -----------
Total costs and expenses ........................................  10,113,810      8,074,631
                                                                  -----------    -----------
Loss from operations ............................................  (9,089,553)    (5,123,285)
Interest income, net ............................................   1,015,683        709,520
Equity in net loss of Renagel Joint Venture .....................  (1,170,433)    (1,100,184)
                                                                  -----------    -----------
Net loss ........................................................ $(9,244,303)   $(5,513,949)
                                                                  ===========    ===========
Basic and diluted net loss per share ............................ $      (.55)   $      (.40)
                                                                  ===========    ===========
Shares used in computing basic and diluted net loss per share ...  16,707,000     13,639,000


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                             NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    ------------    ------------
Revenue:
   Collaborative Joint Venture project reimbursement .............  $  6,223,076    $  2,865,744
   Research grant ................................................            --         249,254
                                                                    ------------    ------------
Total revenue ....................................................     6,223,076       3,114,998
Costs and expenses:
   Research and development ......................................    19,287,329      17,246,985
   Collaborative Joint Venture project costs .....................     6,223,076       2,865,734
                                                                    ------------    ------------
      Total research and development .............................    25,510,405      20,112,719
   General and administrative ....................................     3,979,731       3,252,888
                                                                    ------------    ------------
Total costs and expenses .........................................    29,490,136      23,365,607
                                                                    ------------    ------------
Loss from operations .............................................   (23,267,060)    (20,250,609)
Interest income, net .............................................     2,607,037       2,499,741
Equity in net loss of Renagel Joint Venture ......................    (4,094,986)     (1,100,184)
                                                                    ------------    ------------
Net loss .........................................................  $(24,755,009)   $(18,851,052)
                                                                    ============    ============
Basic and diluted net loss per share .............................  $      (1.54)   $      (1.39)
                                                                    ============    ============
Shares used in computing basic and diluted net loss per share ....    16,075,000      13,568,000


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                                             THREE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                     ----------------------------
                                                                         1998            1997
                                                                     ------------    ------------

Net loss .........................................................   $ (9,244,303)   $ (5,513,949)
Other Comprehensive Income (Loss):
  Unrealized gain (loss) on securities held during the period ....       (218,797)         54,764
                                                                     ------------    ------------
Comprehensive loss ...............................................   $ (9,463,100)   $ (5,459,185)
                                                                     ============    ============


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)



                                                                             NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                     ----------------------------
                                                                         1998            1997
                                                                     ------------    ------------

Net loss .........................................................   $(24,759,009)   $(18,851,052)
Other Comprehensive Income (Loss):
  Unrealized gain (loss) on securities held during the period ....       (198,977)         79,245
                                                                     ------------    ------------
Comprehensive loss ...............................................   $(24,957,986)   $(18,771,807)
                                                                     ============    ============


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                 -----------------------------
                                                                      1998            1997
                                                                 -------------    ------------

OPERATING ACTIVITIES
Net loss .....................................................   $ (24,667,913)   $(18,851,052)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization .............................         940,228       1,156,329
   Equity in net loss of Renagel Joint Venture ...............       4,094,986       1,100,184
   Changes in operating assets and liabilities:
        Prepaid expenses and other current assets ............        (887,326)        881,475
        Due from Joint Venture ...............................         549,035      (2,865,743)
        Accounts payable and accrued expenses ................      (1,467,640)     (1,438,768)
        Amount Due to Joint Venture ..........................              --       2,402,267
                                                                 -------------    ------------
Net cash used in operating activities ........................     (21,438,630)    (17,615,308)

INVESTING ACTIVITIES
Purchase of marketable securities ............................    (214,473,272)    (79,784,294)
Proceeds from sale and maturities of marketable securitie ....     147,651,233      94,222,729
Investment in Joint Venture ..................................      (5,797,019)     (3,043,483)
Purchase of intangible assets ................................        (383,295)       (168,338)
Purchase of property and equipment, net ......................      (1,296,607)     (6,262,805)
                                                                 -------------    ------------
Net cash used in investing activities ........................     (74,298,960)      4,963,809

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of issuance costs .....      77,529,626       2,676,213
Proceeds from financing of assets ............................              --       5,235,948
Payments on notes payable and capital lease obligations ......      (1,165,828)       (365,484)
                                                                 -------------    ------------
Net cash provided by financing activities ....................      76,363,798       7,546,677
                                                                 -------------    ------------
Increase (decrease) in cash and cash equivalents .............     (19,373,792)     (5,104,822)
Cash and cash equivalents at beginning of period .............      26,689,190      20,801,465
                                                                 -------------    ------------
Cash and cash equivalents at end of period ...................   $   7,315,398    $ 15,696,643
                                                                 =============    ============


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements for the three and nine months ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

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

6.   SUBSEQUENT EVENTS

     On October 21, 1998, the Company entered into a synthetic lease transaction under which the lessor has agreed to fund up to an aggregate of $25 million for the purchase of a new building to serve as the Company's headquarters and for the costs associated with the build-out of the new facility. The Company will serve as construction agent for the lessor. The lease term commenced on October 21, 1998, and will continue for seven years thereafter. During the construction phase, which is expected to continue through October 1999, rent payments will be capitalized and added to the principal amount funded by lessor. Thereafter, the Company will pay rent on a monthly basis, the amount of which will be based upon the total amount funded by lessor and the application of a variable interest rate. During the term of the lease, the Company has the option to purchase the building and the improvements for a purchase price equal to the total amount funded by lessor, plus any accrued and unpaid rent and certain other costs outlined in the agreements (the "Purchase Price"). At the end of the lease term, the Company has the option to (i) purchase the building and the improvements for the Purchase Price, (ii) arrange for the facility to be purchased by a third party, or (iii) release the building and improvements to the lessor; provided, however, in the case of options (ii) and (iii), the Company is contingently liable to the extent the lessor is not able to realize 85% of the Purchase Price upon the sale or other disposition of the property. The synthetic lease is asset-based financing structured to be treated as an operating lease for accounting purposes.

     On October 30, 1998 the U.S. Food and Drug Administration granted marketing approval for Renagel Capsules(R) (sevelamer hydrochloride). In connection with this approval, the Company earned a non-recurring fee of $25 million from its joint venture partner, $15 million of which was received on November 10, 1998, with the remaining $10 million due one year from the date of approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding the Company's future revenues, operations and expenditures and the Company's plans to address the Year 2000 problem. Such forward-looking statements reflect management's current expectations, and the actual results could differ materially from those projections due to a number of factors including (i) the Company's ability to successfully conduct and complete Phase III clinical trials for Cholestagel(R) cholesterol reducer, (ii) results of research and pre-clinical development being conducted in the areas of infectious diseases and anti-obesity, (iii) risks and uncertainties regarding the timing and extent of market acceptance for Renagel Capsules, (iv) risks and uncertainties regarding the accuracy of the Company's assessment of its Year 2000 compliance, and (v) the risks and uncertainties described under the heading "Factors Affecting Future Operating Results" in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     The Company earned revenues of $1.0 million during the three months ended September 30, 1998 compared with $2.9 million earned during the three months ended September 30, 1997. During the nine months ended September 30, 1998, revenues earned were $6.2 million compared with $3.1 million earned during the nine months ended September 30, 1997. Under the terms of the Collaboration Agreement the Company has entered into with Genzyme Corporation for the final development and commercialization of Renagel(R) phosphate binder capsules (the "Joint Venture"), the Company and Genzyme Corporation are each expected to fund the Joint Venture in an amount equal to 50% of the budgeted costs and expenses of the project for the relevant period. Each party that incurs project expenses, either as internal operating costs or as third party obligations, will be reimbursed by the Joint Venture for 100% of the costs incurred. All revenue earned in 1998 represents reimbursement from the Joint Venture for certain Renagel(R) phosphate binder development costs incurred by the Company. The amount of reimbursement revenue earned by the Company will vary according to the obligations of, and related expenses incurred by, the Company, and is expected to decrease in the future as the Company completes the development of Renagel(R) phosphate binder capsules and the product is commercialized. In the three and nine month periods ended September 30, 1997, the Company earned $86,000 and $249,000, respectively, under the Company's $2.0 million grant from the United States Department of Commerce's Advanced Technology Program. This grant concluded on January 31, 1998.

     The Company's total operating expenses for the three months ended
September 30, 1998 increased approximately $2.0 million to $10.1 million from $8.0 million during the same period in 1997. The Company's total operating expenses were $29.5 million and $23.4 million for the nine months ended September 30, 1998 and 1997, respectively. Research and development expenses increased $1.6 million to $8.7 million for the three months ended September 30, 1998 from $7.1 million for the three months ended September 30, 1997. Research and development expenses were $25.5 million and $20.0 million for the nine months ended September 30, 1998 and 1997, respectively. Increased research and development expenses incurred in both the three and nine month periods were due primarily to increased clinical trial and process development costs associated with the development of Cholestagel(R) non-absorbed cholesterol reducer and manufacturing costs for Renagel(R) phosphate binder as well as increased internal expenses associated with new research and development programs. The Company expects its research and development expenses to continue to increase in connection with the ongoing Phase III clinical trials for Cholestagel, the continuing development of processes for the manufacture of commercial quantities of Cholestagel and the expansion of the anti-obesity, infectious disease and other research and development programs. During the three month period ended September 30, 1998, general and administrative expenses increased to $1.4 million from $974,000 during the same period in 1997. The increase was due primarily to increased consulting costs, business development expenses, and increased administrative personnel costs. During the nine month period ended September 30, 1998 general and administrative expenses increased to $3.9 million from $3.2 million during the same period in 1997. The increase was due primarily to increased consulting costs, business development expenses and increased administrative personnel costs.

     The Company's equity in the loss of the Joint Venture with Genzyme Corporation was approximately $1.1 million for the three month period ended September 30, 1998 and 1997, respectively. The Company's equity in the loss of the Joint Venture was $4.1 million and $1.1 million for the nine month periods ended September 30, 1998 and 1997, respectively. The increase in the Company's equity in the loss of the Joint Venture during the nine months ended
September 30, 1998 is due primarily to the commencement of the Joint Venture in June 1997. These amounts represent the Company's portion of the Joint Venture's loss for those periods. The Company expects that the Joint Venture will continue to operate at a loss at least into 1999, and that the losses associated with the Company's interest in the Joint Venture will increase throughout the market introduction of Renagel phosphate binder capsules.

     Net interest income increased to $1.0 million for the three months ended September 30, 1998 from $709,000 for the three months ended September 30, 1997 due primarily to increases in cash balances available for investment due to the Company's public offering of common stock in March, 1998. Net interest income increased to $2.6 million for the nine months ended September 30, 1998 from $2.5 million for the nine months ended September 30, 1997 due to the impact of the previously mentioned public offering in March, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     On March 24, 1998, the Company received $76 million in net proceeds from a public offering of 3,000,000 shares of its common stock. As of September 30, 1998, the Company had $99 million in cash, cash equivalents and marketable securities as compared to $53 million at December 31, 1997.

     On October 21, 1998, the Company entered into a synthetic lease transaction under which the lessor has agreed to fund up to an aggregate of $25 million for the purchase of a new building to serve as the Company's headquarters and for the costs associated with the build-out of the new facility. The Company will serve as construction agent for the lessor. The lease term commenced on October 21, 1998, and will continue for seven years thereafter. During the construction phase, which is expected to continue through October 1999, rent payments will be capitalized and added to the principal amount funded by lessor. Thereafter, the Company will pay rent on a monthly basis, the amount of which will be based upon the total amount funded by lessor and the application of a variable interest rate. During the term of the lease, the Company has the option to purchase the building and the improvements for a purchase price equal to the total amount funded by lessor, plus any accrued and unpaid rent and certain other costs outlined in the agreements (the "Purchase Price"). At the end of the lease term, the Company has the option to (i) purchase the building and the improvements for the Purchase Price, (ii) arrange for the facility to be purchased by a third party or (iii) release the building and improvements to the lessor; provided, however, in the case of options (ii) and (iii), the Company is contingently liable to the extent the lessor is not able to realize 85% of the Purchase Price upon the sale or other disposition of the property.

     On October 30, 1998 the U.S. Food and Drug Administration granted marketing approval for Renagel Capsules (sevelamer hydrochloride). In connection with this approval, the Company earned a non-recurring fee of $25 million from its joint venture partner, $15 million of which was received on November 10, 1998, with the remaining $10 million due one year from the date of approval.

YEAR 2000

     The Year 2000 problem is a result of software computer programs being written using two digits rather than four to define the applicable year. The Company recognizes the risk that its software programs or computer hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software and hardware failures. The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the Year 2000. That plan consists of four phases: assessment, remediation, testing, and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures.

     The following is a status report of the Company's effort to date:

THE COMPANY'S STATE OF READINESS

     The Company has completed the assessment of its IT systems and non-IT systems. The completed assessment indicated that the IT systems are Year 2000 compliant. Certain non-IT embedded systems are not Year 2000 compliant and will require replacement at an estimated cost of approximately $100,000. This replacement is expected to occur in 1999. Testing of all internal systems to confirm the assessment is scheduled to be completed by January 1, 1999.

THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

     The Company has one direct system interface with a significant third party. That interface is presently Year 2000 compliant. The Company has requested, and has received from a majority of its principal suppliers and vendors, written statements regarding their knowledge of and plans for meeting Year 2000 requirements. To date, the Company is not aware of any principal supplier or vendor with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents cannot be determined.

RISKS

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would experience business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLANS

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION



ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    See the Exhibit Index on page 15 hereto.

(b) Reports on Form 8-K.

    None.

                          GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 1998

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GELTEX PHARMACEUTICALS, INC.

DATE:  November 13, 1998                      BY: /s/ Paul J. Mellett, Jr.
                                                  ---------------------------
                                                  Paul J. Mellett, Jr.
                                                  Duly Authorized Officer and
                                                  Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                     Description
--------------                     -----------

10.1 Agency Agreement by and between First Security Bank, N.A. and the Company

10.2 Lease Agreement by and between First Security Bank, N.A. and the Company

27                 Financial Data Schedule