Form 10-K405
period 1998-12-31
GELTEX PHARMACEUTICALS INC
filed 1999-03-31
CIK 1001425

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                                                                (Title of Class)


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value, based upon the closing sale price of the shares as reported by The Nasdaq Stock Market(R), of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) at March 17, 1999 was $278,623,247.

    As of March 17, 1999, 16,855,603 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
   PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 1999 ANNUAL
                   MEETING OF STOCKHOLDERS ARE INCORPORATED BY
              REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.

PART I

ITEM 1. BUSINESS

OVERVIEW

    GelTex Pharmaceuticals, Inc. ("GelTex" or the "Company") is developing non-absorbed, polymer-based pharmaceuticals that selectively bind to and eliminate target substances from the intestinal tract. In October 1998, the Company received approval from the United States Food and Drug Administration (the "FDA") for its lead product Renagel(R)* Capsules (sevelamer hydrochloride). Additionally, throughout 1998, the Company continued its product development efforts focused on therapeutic agents for the treatment of hypercholesterolemia (elevated LDL cholesterol levels); obesity; and infectious diseases.

    Renagel Capsules had been studied in over 400 hemodialysis patients prior to FDA approval, and is indicated for the treatment of elevated serum phosphorous levels (hyperphosphatemia) in end stage renal disease ("ESRD") patients. Commercial sales of Renagel commenced in November 1998 through a joint venture (the "Renagel JV") between the Company and Genzyme Corporation ("Genzyme"). In May and July 1998, the Renagel JV filed applications for marketing authorization in Canada and Europe, respectively, and regulatory review is ongoing in those territories.

    The Company recently completed two Phase 3 clinical trials of Cholestagel(R)*. The first was designed to evaluate the effectiveness of Cholestagel in lowering LDL cholesterol levels, and the second was designed to evaluate once daily and split dosing regimens. The preliminary data from these trials support the results of Phase 2 studies. In December 1998, the Company initiated two additional Phase 2 clinical trials designed to evaluate the efficacy of Cholestagel in combination with low doses of two widely prescribed HMG-CoA reductase inhibitors, commonly referred to as "statins." The Company expects that the results of the Phase 3 pivotal trials and the results of the combination studies will form the basis for the filing of a New Drug Application ("NDA") for Cholestagel in mid-1999.

    In 1998, the Company continued its anti-obesity drug discovery program focusing on the identification of polymers that act in the gastrointestinal tract to bind triglycerides. The Company also continued its efforts in the area of infectious diseases focusing on the discovery of polymers that bind to and inactivate the toxins of Clostridium difficile, a major cause of antibiotic-associated diarrhea.

    The Company commenced operations in 1992 and has incurred operating losses since that time. As of December 31, 1998, the Company had an accumulated deficit of approximately $66.5 million. Although the time required to reach sustained profitability is highly uncertain, the Company expects operating losses to continue through at least the beginning of 2000.

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

    GelTex's polymers are designed to act in the intestinal tract without absorption into the bloodstream, thereby minimizing the potential for adverse effects. The Company's product development approach represents an advance in the use of polymer hydrogels as pharmaceuticals. The Company's technology combines an understanding of chemical interactions necessary for molecular recognition with the ability to design and synthesize polymer hydrogels. The Company's technology enables it to combine commercially available monomers that have distinct structural qualities to create proprietary, non-absorbed polymers that


* Renagel and Cholestagel are registered trademarks of the Company.

selectively bind target molecules. The Company designs its polymers to carry a high density of binding sites for the targeted molecules, making them potent at low dosage levels.

    GelTex's products are designed to be orally administered in capsule or tablet form. The hydrogels are not broken down during the digestive process and, as a result, are too large to be absorbed through the intestinal wall and into the bloodstream. As the hydrogels pass through the stomach and into the intestines, they tightly bind targeted molecules and absorb significant amounts of water, forming a soft, gelatinous material. In this form, the hydrogel passes easily through the intestinal tract and, with the attached target molecules, is excreted from the body.

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

RENAGEL CAPSULES

Overview

    The United States Health Care Financing Administration ("HCFA") estimates that, at the end of 1997, approximately 230,000 patients in the United States were receiving chronic dialysis treatment for end-stage renal disease. According to HCFA data, the number of dialysis patients in the United States increased by 7% to 10% annually between 1985 and 1997. Based on reported growth rates of approximately 5% to 7% per year, the Company estimates that the number of dialysis patients in Western Europe in 1997 was in excess of 180,000. In Japan, with reported growth rates of approximately 6% per year, the Company estimates that the number of dialysis patients in 1997 was approximately 175,000.

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

    To reduce elevated phosphorus levels, nearly all dialysis patients use some form of phosphate binder, currently the only available treatment for hyperphosphatemia. Phosphate binders bind dietary phosphate in the intestinal tract, thereby preventing its absorption into the bloodstream. The Company estimates that the potential worldwide market for phosphate binders for dialysis patients is between $300 and $500 million. In addition, a portion of the patients in the early stages of chronic kidney failure (the pre-dialysis population) also use phosphate binders.

    In October 1998, the Company received FDA approval for Renagel Capsules (sevelamer hydrochloride). Other available phosphate binders include calcium acetate, the only other FDA-approved phosphate binder, and calcium carbonate and aluminum hydroxide, neither of which is approved in the United States for the control of hyperphosphatemia. The treatment of hyperphosphatemia with calcium has been shown to result in elevations in blood calcium levels (hypercalcemia). Treatment with aluminum has been shown to result in aluminum-related osteomalacia (softening of the bones), anemia and dialysis dementia (deterioration of intellectual function). Renagel is the first approved calcium-free and aluminum-free phosphate binder. Renagel offers physicians the ability to aggressively treat hyperphosphatemia without the risk of aluminum toxicity and with significantly decreased incidences of hypercalcemia.

Product Development

    The Company began the clinical development of Renagel in December 1994 with the initiation of a Phase 1 clinical trial designed to establish safety, toleration and efficacy in 24 healthy volunteers. The FDA's approval of Renagel less than four years later, in October 1998, followed completion of the Company's clinical development program in which the efficacy of Renagel Capsules in lowering serum phosphorus levels was demonstrated in numerous clinical trials conducted in over 400 hemodialysis patients. Renagel Capsules is indicated for the reduction of serum phosphorus in ESRD patients.

    In a crossover Phase 3 study conducted in 84 hyperphosphatemic ESRD patients on hemodialysis, the safety and efficacy of Renagel was compared with that of calcium acetate (PhosLo(R)*). Results of this trial showed that Renagel is as effective as calcium acetate in reducing serum phosphorus levels with significantly fewer incidents of hypercalcemia. Analysis of adverse events in the dialysis population is complicated by ESRD-related disturbances in the function of every major organ system and by complications associated with dialysis. Therefore, adverse events can be anticipated to be frequent. In the study, there was no significant difference between the most common treatment-emergent adverse events reported with Renagel Capsules and calcium acetate: diarrhea (16% and 10%, respectively), infection (15% and 11%, respectively), and pain (13% and 16%, respectively).

    The results of an open-label Phase 3 study conducted in 172 hyperphosphatemic ESRD patients on hemodialysis indicated that mean serum phosphorus declined by 2.5 mg/dL while calcium levels remained within the normal range throughout the eight week treatment period. The effects of Renagel observed in this Phase 3 study were also observed in an open-label study conducted over a 44 week treatment period in 192 hyperphosphatemic ESRD patients on hemodialysis. In the long-term study, adverse events possibly related to Renagel Capsules were not dose related and included nausea (7%), constipation (2%), diarrhea (4%), flatulence (4%) and dyspepsia (5%).

    In May and July 1998, the Renagel JV filed applications for marketing authorization for Renagel Capsules (sevelamer hydrochloride) in Canada and Europe, respectively. Regulatory review in these territories in ongoing.

    The Renagel JV is currently conducting additional clinical studies to support the marketing of Renagel Capsules.

Commercialization and Manufacturing

    In June 1997, the Company formed the Renagel JV, a joint venture with Genzyme for the final development and commercialization of Renagel in the United States, Europe and other territories not previously licensed to Chugai Pharmaceutical Co., Ltd. See "Development and Marketing Agreements." The Renagel JV launched Renagel for commercial sale in the United States in November 1998. Renagel is currently marketed by an experienced dedicated sales force consisting of 38 sales representatives and 4 regional sales managers.

    The Renagel JV will continue to rely upon third parties to manufacture commercial quantities of Renagel, including the starting material for the product, bulk material and finished goods. Together, the Renagel JV and the Company currently have in place two long-term fixed price supply agreements for Renagel bulk material, and one long-term fixed price agreement for finished goods. Should any of these manufacturing relationships terminate or should any of the suppliers be unable to satisfy the Renagel JV's requirements for starting material, bulk material or finished goods, the Renagel JV may be unable to continue the commercialization of Renagel as expected, and the Company's business and financial condition could be materially and adversely affected.



* PhosLo is a trademark of Braintree Laboratories.

CHOLESTAGEL

Overview

    Since the mid-1980s, elevated LDL cholesterol (hypercholesterolemia) has been widely recognized as a significant risk factor for coronary heart disease. As a result of the increased awareness and the broad prevalence of elevated LDL cholesterol, cholesterol-reducing drugs have emerged as one of the largest and fastest growing pharmaceutical product categories. In 1998, the worldwide market for cholesterol-reducing drugs exceeded $9 billion. During 1998, the United States market for cholesterol reducing drugs experienced dollar growth of approximately 25%.

    While the risks of hypercholesterolemia are well recognized, the condition remains significantly under-treated worldwide. An estimated 24 million Americans require drug therapy to achieve adequate reductions in cholesterol levels. However, only 6 million Americans are receiving cholesterol-reducing drugs. Worldwide, approximately one-quarter of the individuals who should be receiving cholesterol-reducing drugs are receiving therapy. The market for cholesterol-reducing drugs is expected to grow as awareness and diagnosis continue to increase.

    Physicians frequently prescribe a low fat, low cholesterol diet (the NCEP Step I or II diet) as an initial approach to lowering elevated cholesterol. In cases where dietary changes alone do not adequately lower a patient's cholesterol levels, drug therapy may be needed. Physicians have the option of prescribing one of two types of therapies: non-absorbed cholesterol-reducing drugs (i.e., bile acid sequestrants) or several classes of absorbed agents. One class of absorbed agents is the HMG-CoA reductase inhibitors (generally referred to as "statins"), the most widely prescribed class of cholesterol-reducing agents in the United States. Combined worldwide sales of HMG-CoA reductase inhibitors exceeded $8 billion in 1998. These drugs work by blocking cholesterol synthesis and enhancing the liver's ability to clear LDL cholesterol from the blood.

    Bile acid sequestrants, an alternative therapy to absorbed agents such as HMG-CoA reductase inhibitors, have been marketed for decades. Bile acids are synthesized by the liver from cholesterol and secreted into the intestines to aid digestion of fats. Bile acid sequestrants bind to bile acids in the intestinal tract and increase their excretion from the body. To replenish the bile acid pool, the liver draws cholesterol from the bloodstream, resulting in a reduction in blood cholesterol levels. Bile acid sequestrants work without entering the bloodstream and are generally regarded as safer than absorbed agents such as HMG-CoA reductase inhibitors, which require frequent liver function tests. Since cholesterol-reduction therapy typically involves a life-long drug regimen, the NCEP guideline recommends that physicians prescribe bile acid sequestrants as first-line drug therapy.

    Sales of bile acid sequestrants in the United States, which totaled approximately $80 million in 1998, have been declining over the past several years. The Company believes that this decline is due to the large dosages required for, and the reported gastrointestinal side effects associated with, currently marketed bile acid sequestrants. The most widely prescribed bile acid sequestrant in the United States is cholestyramine, a polymer resin. Typically, patients must drink a mixture of two to three tablespoons of cholestyramine in eight ounces of water twice a day. The gastrointestinal side effects (such as constipation) and necessarily large doses of currently available bile acid sequestrants prompt many patients to discontinue this therapy. As a result, many physicians either switch patients to or initially prescribe HMG-CoA reductase inhibitors. Additionally, some patients who discontinue bile acid sequestrant therapy may not receive any alternate treatment.

     The Company believes that, following completion of its clinical development program and FDA review, Cholestagel will meet the needs of the market for a non-absorbed cholesterol-reducing drug that is safe and well tolerated in long term use, effective at lower doses than currently available bile acid sequestrants and available in a convenient dosage form. Although the Company believes that Cholestagel will offer certain advantages over currently available bile acid sequestrants, currently marketed products often have a significant advantage over new entrants. There can be no assurance that Cholestagel will compete effectively with existing bile acid sequestrants or that the availability of Cholestagel will expand the use or acceptance of bile sequestrants. See "Competition."

Product Development

    GelTex is developing Cholestagel for the reduction of elevated LDL cholesterol levels in patients with hypercholesterolemia. In 1998, the Company continued its comprehensive clinical development program designed to evaluate the effectiveness of Cholestagel as monotherapy for patients with mild to moderate hypercholesterolemia and in combination with statins for patients with higher levels of LDL cholesterol. The Company expects that the results of its Phase 3 trials evaluating Cholestagel as monotherapy, and three Phase 2 trials designed to evaluate the efficacy of Cholestagel in combination with three widely prescribed statins will form the basis for the filing of a NDA for Cholestagel in mid-1999.

    In the first quarter of 1999, the Company received the results of two Phase 3 clinical trials. In the first trial, a double-blind, placebo-controlled trial conducted over a treatment period of six months in 466 hypercholesterolemic patients, reductions of LDL cholesterol were observed at all four dosing levels, including a 16 percent reduction at a dosing level of 3.8 grams of Cholestagel per day, and a 20 percent reduction at 4.5 grams per day. The side effects reported by those patients on Cholestagel were minimal and were similar to those experienced by patients on placebo.

    The second Phase 3 trial conducted in 100 hypercholesterolemic patients over a treatment period of six weeks was designed to evaluate the cholesterol-lowering activity of Cholestagel in once daily and split dosing. The results of this trial indicate that once daily is similar in efficacy to split dosing.

    In the beginning of the second quarter of 1999, the Company expects to receive data from two Phase 2 clinical trials. These trials were designed to evaluate the cholesterol-lowering effect achieved by administering Cholestagel in combination with a low dose of two of the most widely prescribed HMG-CoA reductase inhibitors. These trials are similar in design to a Phase 2 trial completed in September 1997 in which the Company analyzed the cholesterol-lowering effect achieved with the administration of a low dose of Cholestagel in combination with a low dose of lovastatin, a leading HMG-CoA reductase inhibitor. In the 134-patient study, a low dose of Cholestagel (2.4 grams) administered with half of the lowest recommended dose of lovastatin (10
mg), dosed together and separately, produced a 60 mg/dL (34%) and 53 mg/dL (32%) reduction in LDL cholesterol, respectively. This reduction was approximately 50% greater than that achieved with low dose lovastatin alone.

    The Company has developed a tablet formulation of Cholestagel that will reduce the number of pills required to achieve a targeted reduction in cholesterol. The Company is currently conducting bioequivalency tests with the tablet formulation in order to permit the inclusion of the tablet formulation in the Cholestagel NDA. While the Company believes that the FDA will accept the bioequivalency tests and not require additional clinical trials to be conducted with the tablet formulation, there can be no assurance that such tests will be acceptable. Should the FDA require additional clinical trials with the tablet formulation of Cholestagel, such additional studies will be time consuming and expensive.

Second Generation Compound and Plans for Commercialization

      In the first quarter of 1999, the Company announced the results of a Phase 1/2 trial conducted with a second generation lipid-altering compound. The data from this study of 36 hypercholesteremic patients indicate that the second generation product is twice as potent as Cholestagel with patients experiencing a 19% decrease in LDL cholesterol at a dosing level of 2.5 grams per day, without significant side effects.

     The Company intends to enter into collaborations with third parties in order to pursue additional clinical development and commercialization of the second generation compound and to commercialize Cholestagel. If the Company is unable to conclude agreements with partners as planned, the Company will either have to delay the continued development of the second generation compound and/or the commercialization of Cholestagel or expend its resources to fund such activities. This could result in a need for the Company to seek additional sources of funding, and there can be no assurance that such funding will be available to the Company when needed or on acceptable terms.

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

    Dietary fat is a major source of calories and contributes to obesity and its associated health problems, including diabetes, coronary artery disease and hypertension. On average, a person on a western diet consumes approximately 35 percent of their calories in the form of fat, predominately triglycerides. In the gastrointestinal tract, ingested fat is broken down into fatty acids by pancreatic lipase, permitting absorption by the intestinal lining. The fatty acids are then transported throughout the bloodstream to body tissues. An excess of fat delivered to body tissues leads to obesity.

    One approach to the treatment of obesity is to inhibit the activity of lipase in the gastrointestinal tract and prevent the digestion of triglycerides into fatty acids. By preventing fat breakdown, fat is eliminated from the body and a patient loses weight. In clinical trials, lipase inhibitors have been shown to cause significant and sustained reductions in body weight. However, the treatment of obesity by inhibiting the activity of lipase can be limited by the gastrointestinal side effects, in particular, oily leakage in the stool, associated with the elimination of undigested triglyceride from the intestine.

Application of the Company's Technology

    The Company has synthesized novel polymers that work within the gastrointestinal tract and either inhibit lipase or bind to fat. In 1998, the Company focused its efforts and resources on the development of polymers that work within the gastrointestinal tract to bind triglycerides and reduce the side effects of lipase inhibition. When administered with a lipase inhibitor, the Company's lead compounds have been shown to prevent the occurrence of oily leakage in the stool caused by lipase inhibition in experimental animal models. This is achieved by changing the physical characteristic of the oil in the stool rather than reducing the amount of oil excreted. The Company believes that a non-absorbed fat binder that could be used in combination with a lipase inhibitor would offer significant benefits in the treatment of obesity. The Company plans to select a compound for clinical development by mid-1999.

INFECTIOUS DISEASES PROGRAM

Overview

    The treatment of infectious diseases has become increasingly more complicated with the recent appearance and recognition of new pathogenic organisms and the emergence of resistance to available antibiotics. Organisms and resistance patterns previously thought to be exotic or rare are becoming increasingly more prevalent. These events have stimulated renewed interest throughout the pharmaceutical and biotechnology industries in research and development focused on the treatment of infectious diseases.

    The Company is applying its expertise in polymer design and synthesis and molecular recognition technology to discover and develop polymer-based pharmaceuticals designed to treat infectious diseases. During 1998, the Company focused its research in this area on non-absorbed compounds for the treatment of gastrointestinal diseases and non-systemic infections such as those associated with artificial surfaces, such as catheters, and wounds.

Application of the Company's Technology

    During 1998, the Company focused its research efforts on identifying polymers that bind, inhibit or inactivate toxins which are essential virulence factors in diseases caused by many bacterial infections, such as Clostridium difficile (C. difficile). C. difficile is a major cause of antibiotic-associated diarrhea and is a significant problem in hospitals and extended care facilities, affecting at least 500,000 patients per year. Under normal conditions the bacteria flora of the gastrointestinal tract prevent the growth of C. difficile. However, in hospitalized patients, antibiotics that are used to treat unrelated infections alter the normal intestinal flora, allowing for the proliferation of
C. difficile. C. difficile releases two toxins, Toxin A and Toxin B, which cause the pathological effects. The clinical symptoms of the infection range from diarrhea to severe colitis.

    C. difficile is currently treated with antibiotics. However, concerns over antibiotic resistance and a significant relapse rate in patients with the disease has created a need for new therapies to treat this disease. GelTex has identified polymers that have exhibited promising in vitro inactivation of C. difficile toxins. The Company believes this presents a new approach for the management and prevention of hospital-associated C. difficile.


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

Genzyme Corporation

    In June 1997, GelTex and Genzyme formed the Renagel JV, a 50/50 joint venture under which the parties finalized the development of and will commercialize Renagel Capsules (sevelamer hydrochloride) in all countries other than Japan and other Pacific Rim countries. In 1998, the Company received a payment of $15 million from Genzyme in connection with the FDA approval of Renagel, and the Company will receive an additional $10 million in October 1999. Under the agreement, the Company and Genzyme are each required to make capital contributions to the Renagel JV in an amount equal to 50% of all costs and expenses associated with the development and commercialization of Renagel, including costs and expenses incurred by either party in performing under the agreement, and the Company and Genzyme will share equally in the profits generated from sales of the product. To the extent that either party fails to fund its 50% share of costs and expenses and the other party does not exercise its right to terminate the agreement, the profit sharing interests and the future funding obligations of the parties will be proportionately adjusted to correspond to the cumulative amount of capital contributions made by each party as of such date. Under the agreement, GelTex licensed all of its rights to Renagel in the territory to the Renagel JV and Genzyme was appointed as the exclusive distributor of Renagel in the territory. The Renagel JV commenced sales of Renagel Capsules in November 1998 with an experienced and dedicated sales force consisting of 38 sales representatives and 4 regional managers.

Chugai Pharmaceutical Co., Ltd.

    In December 1994, GelTex granted Chugai an exclusive license to develop and commercialize Renagel in Japan and other Pacific Rim countries. Chugai, a leading Japanese pharmaceutical company, is the largest distributor in Japan of rHuEPO, a product which is used to treat anemia in patients with chronic kidney failure. In 1998, Chugai entered into an agreement with Kirin Brewery Co. Ltd. to jointly develop and commercialize Renagel in Japan and certain other Pacific Rim countries.

    The agreement between GelTex and Chugai provides for Chugai to fund the development of Renagel in Japan and other Pacific Rim countries and grants Chugai the exclusive right to manufacture and market the product in the territory. Chugai made an upfront license payment to GelTex and has agreed to make milestone payments to GelTex, payable throughout the development process in Japan. Chugai will pay a royalty to GelTex on net product sales in the territory. Chugai has the right to terminate the agreement on short notice at any time prior to product approval in Japan. Termination will relieve Chugai of any further payment obligations under the agreement and will end any license granted to Chugai by GelTex. The

Company received two milestone payments of $1 million each from Chugai, in December 1996 and December 1997 upon Chugai's initiation of Phase 1 and Phase 2 clinical trials, respectively.


STARTING MATERIAL AND MANUFACTURING

    The Company's two lead products, Renagel Capsules and Cholestagel, are manufactured from a starting material which is covered by patents owned by a third party. The Company has obtained a non-exclusive license under these patents to manufacture the material in connection with the production of Renagel and Cholestagel. The Company may not sublicense its rights under this license without the licensor's consent, except to the Company's current supplier of the starting material and certain other parties specified in the license. The license agreement may be terminated upon short notice if the Company fails to meet its material obligations under the license agreement, including lump sum payments, royalties and confidentiality obligations.

    The Company has chosen not to build the capacity to manufacture its potential products and, therefore, purchases from third party manufacturers its compounds for pre-clinical research and clinical trial purposes and expects to be dependent on third party manufacturers for commercial production. The Company has non-exclusively sublicensed its rights to manufacture the starting material for its two lead compounds, Renagel and Cholestagel, to two suppliers and is purchasing quantities of this material from one supplier under purchase orders issued to this supplier. The Company has entered into a long term, fixed price commercial manufacturing arrangement with The Dow Chemical Company, its supplier of Renagel bulk material. The Dow agreement requires the Company to purchase minimum quantities of material. In addition, the Renagel JV has entered into a long-term fixed price supply agreement with Genzyme Corporation to manufacture bulk quantities of Renagel, and the Renagel JV will be obligated to purchase minimum quantities of material from Genzyme beginning in 1999. The Company has obtained pharmaceutical grade bulk production quantities of Cholestagel from one supplier and expects to enter into a long-term supply agreement with this supplier. In 1998, the Company concluded a long term fixed price service agreement with one encapsulator to formulate Renagel bulk material into finished product.

    The Company is continuing to work with its third party manufacturers to optimize the processes for the manufacture of commercial quantities of Cholestagel and to increase capacities and efficiencies for the commercial production of Renagel. In the event the continuing process development work is not successful, the Company's profit margins could be adversely affected.

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

    The Company has 13 issued U.S. patents and approximately 30 pending U.S. patent applications. In addition, the Company has filed over 100 international and foreign counterparts. The U.S. patents issued to the Company cover technology related to Renagel and a class of other orally administered non-absorbed phosphate-binding polymers and their use in the treatment of hyperphosphatemia and technology related to

Cholestagel and other polymeric materials. There can be no assurance that any patents will issue from any of the Company's other patent applications. Further, there can be no assurance that any current or future patents will provide the Company with significant protection against competitive products or otherwise be of commercial value.

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

    Phosphate binders are currently the only available treatment for hyperphosphatemia. In addition to Renagel Capsules, there are several other phosphate binders available or under development. A prescription calcium acetate preparation is currently the only other product approved in the United States for the treatment of elevated phosphorus levels in patients with end-stage renal disease. Other products used as phosphate binders include over-the-counter calcium- and aluminum-based antacids and dietary calcium supplements. The treatment of hyperphosphatemia with calcium has been shown to result in hypercalcemia, and the treatment of hyperphosphatemia with aluminum has been shown to result in aluminum-related osteomalacia (softening of the bones), anemia and dialysis dementia (deterioration of intellectual function). Despite the lower price points associated with other phosphate binders, the Company believes that Renagel will effectively compete with existing phosphate binders. Renagel is the only phosphate binder that is both aluminum-free and calcium-free. As a result, Renagel offers an opportunity to aggressively treat hyperphosphatemia without the risk of aluminum intoxication, and with significantly decreased incidences of hypercalcemia.

    In the cholesterol-reduction field, products are currently available that address many of the needs of the market. These products include other bile acid sequestrants, HMG-CoA reductase inhibitors, fibric acid derivatives and niacin-based products. In 1998, sales of HMG-CoA reductase inhibitors represented approximately 97% of the market for cholesterol-reducing drugs sold in the United States. Combined worldwide sales of HMG-CoA reductase inhibitors exceeded $8 billion in 1998. Bile acid sequestrants work without entering the bloodstream and are generally regarded as safer than absorbed agents such as HMG-CoA reductase inhibitors, which require frequent liver function tests. The most widely prescribed bile acid sequestrant in the United States is cholestyramine, a polymer resin. The Company believes that Cholestagel will effectively compete with currently available bile acid sequestrants by offering improved potency and tolerability and a more palatable formulation than that of currently available bile acid sequestrants. However, currently marketed products often have a significant competitive advantage over new entrants and there can be no assurance that the Company will be able to secure a sufficient percentage of its targeted market to meet its current revenue projections. Failure to do so will adversely affect the Company's ability to achieve and sustain profitability.

    In addition to currently available therapies, several of the Company's competitors are engaged in development activities and clinical trials of other types of cholesterol-reducing and phosphate-binding agents. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than the Company. These competitors may also compete with the Company in establishing development and marketing agreements with pharmaceutical companies. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which the Company is working.

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

    Before testing of any agents with potential therapeutic value in healthy human test subjects or patients may begin, stringent government requirements for pre-clinical data must be satisfied. The data, obtained from studies in several animal species, as well as from laboratory studies, are submitted in an Investigational New Drug ("IND") application (or its equivalent in countries outside the United States) in the country in which clinical studies are to be conducted. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

    Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase 1, which frequently begins with the initial introduction of the compound into healthy human subjects prior to introduction into patients, the product is tested for safety, adverse affects, dosage, tolerance, absorption, metabolism, excretion and pharmacology effects. Phase 2 typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specific indication, to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects. Phase 3 trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at geographically dispersed study sites, in order to determine the overall risk-benefit ratio of the compound and to provide an adequate basis for product labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. For studies conducted in the United States, each protocol must be submitted to the FDA as part of the IND.

    Data from pre-clinical and clinical trials are submitted to the FDA in a NDA for marketing approval and to other health authorities as a marketing authorization application or similar dossier. The process of completing clinical trials for a new drug is likely to take a number of years and requires the expenditure of substantial resources. Preparing a NDA or marketing authorization application involves considerable data collection, verification, analysis and expense, and there can be no assurance that FDA or any other health authority approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny a NDA or marketing authorization application if the authority's regulatory criteria are not satisfied. Alternately, they may require additional testing or information.

    Even after initial FDA or other health authority approval has been obtained, further studies, including Phase 4 post-marketing studies, may be required to provide additional data on safety or effectiveness. In addition, new studies will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. Also, the FDA and other regulatory authorities require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process or labeling or a change in manufacturing facility, an application seeking approval of such changes will be required to be submitted to the FDA or other regulatory authority.

    Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in most foreign countries must be obtained prior to the commencement of commercial sales of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings in the European Union, in general, each country at this time has its own procedures and requirements. Further, the FDA regulates the export of products produced in the United States and may prohibit the export even if such products are approved for sale in other countries.

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

HUMAN RESOURCES

    As of March 4, 1999, GelTex had 107 full-time employees. Ninety-two of these individuals (29 of whom hold Ph.D. or M.D. degrees) are involved in research and development, and 15 are in general and administrative functions. The Company has also engaged a number of expert consultants from a variety of different disciplines, with expertise in polymer chemistry, medicinal chemistry, molecular recognition, clinical pharmacology and clinical medicine.


RESEARCH AND DEVELOPMENT COSTS

    The information required by Item 101(c)(xi) of Regulation S-K is incorporated by reference from Part II, Item 8 "Financial Statements and Supplementary Data" and specifically from the "Statement of Operations" set forth on page F-4 of the Company's attached financial statements.

ITEM 1(A) MANAGEMENT

EXECUTIVE OFFICERS

    The executive officers of the Company, who are elected to serve at the discretion of the Board of Directors, are as follows:

                            NAME                      AGE                  POSITION
                            ----                      ---                  --------

                  Mark Skaletsky                      50         President, Chief Executive
                                                                 Officer and Director

                  Edmund J. Sybertz, Ph.D.            48         Senior Vice President, Research
                                                                 and Development

                  Joan E. Bell, Ph.D.                 43         Vice President, Project
                                                                 Management and Strategic Planning

                  Steven K. Burke, M.D.               38         Vice President, Clinical Research

                  Paul J. Mellett, Jr.                43         Vice President, Administration
                                                                 and Finance, Chief Financial
                                                                 Officer and Treasurer

                  Douglas Reed, M.D.                  45         Vice President, Business
                                                                 Development

    MARK SKALETSKY, President, Chief Executive Officer and Director. Mr. Skaletsky joined GelTex in May 1993 as President, Chief Executive Officer and a Director of the Company. He also served as Treasurer of the Company from August 1993 until May 1997. Mr. Skaletsky previously served from 1988 to 1993 as Chairman and Chief Executive Officer of Enzytech, Inc., a biotechnology company, and President and Chief Operating Officer of Biogen, Inc., a biotechnology company, from 1983 to 1988. He is a director of Isis Pharmaceuticals, Inc., LeukoSite, Inc. and Microcide Pharmaceuticals.

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

    JOAN E. BELL, Ph.D., Vice President, Project Management and Strategic Planning. Dr. Bell joined the Company in February 1999. Prior to joining GelTex, Dr. Bell was Vice President, Development Management from 1998 to 1999 and Director, R & D Administration from 1993 to 1998 at Genetics Institute of Wyeth-Ayerst, a research-based pharmaceutical and health care products company.

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

    PAUL J. MELLETT, JR., Vice President, Administration and Finance, Chief Financial Officer and Treasurer. Mr. Mellett joined the Company in April 1997 from Marshall Contractors, Inc. where he most recently served as Chief Financial Officer. Marshall Contractors, Inc. is a construction management firm specializing in biotechnology and microelectronics projects. Before joining Marshall Contractors, Inc. in 1994, Mr. Mellett was an Audit Partner with Deloitte & Touche LLP in Boston which he joined in 1977.

    DOUGLAS REED, M.D., Vice President, Business Development. Dr. Reed joined GelTex in 1998 after having served as Vice President, Business Development of NPS Pharmaceuticals, Inc., a pharmaceutical company, from 1996 to 1998. Dr. Reed was Vice President of S.R. One, Limited Venture Investments, an affiliate of Smith Kline Beecham, from 1991 to 1996.

ITEM 2. PROPERTIES

     The Company leases approximately 25,000 square feet of laboratory and office space in one building at Nine Fourth Avenue, Waltham, Massachusetts. The lease expires in March 2007 and the Company has the option to extend the lease until March 2012. The Company also leases approximately 6,000 square feet of office space located at 78 Fourth Avenue, Waltham, Massachusetts under a sublease that will expire in July 2000.

     In October 1998, the Company entered into a synthetic lease transaction under which the lessor has agreed to fund up to an aggregate of $25.0 million for the purchase of a new building to serve as the Company's new headquarters and for the costs associated with the build-out of this facility. The Company will serve as construction agent for the lessor and intends to build-out approximately 67,000 square feet of laboratory and office space. Upon completion of the build-out, the Company intends to move all of its operations into the new facility and sublease the facility located at Nine Fourth Avenue. The lease term commenced on October 21, 1998, and will continue for seven years thereafter. The Company has the option to purchase the building and improvements during the lease term and at the end of the lease (see Note 14 to the Notes to Financial Statements).

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on The Nasdaq Stock Market(R) under the symbol "GELX." The following table sets forth, for the periods indicated, the range of the high and low last sale prices for the Company's Common Stock:

                                                                  HIGH          LOW
                                                                  ----          ---
                               1997
                                 First Quarter                    $27         $18 1/4
                                 Second Quarter                    23          15 3/4
                                 Third Quarter.                    27          17 1/2
                                 Fourth Quarter                    32          24

                               1998
                                 First Quarter                     29 7/8      25 5/8
                                 Second Quarter                    27 1/16     18 5/8
                                 Third Quarter.                    24 3/4      14 5/8
                                 Fourth Quarter                    27 3/8      16 1/4

    The Company has never declared or paid cash dividends on shares of its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, for use in its business. In addition, the terms of the Company's bank debt prohibit the payment of dividends.

    As of March 10, 1999, there were approximately 160 holders of record and 3,990 beneficial holders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data for the five years ended December 31, 1998 are derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the Company's audited financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in the Annual Report on Form 10-K.


                                                                          YEAR ENDED DECEMBER 31,

                                                          1994         1995        1996        1997        1998
                                                        -------      -------     --------    --------    --------
 (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:

Revenue:
  License fee and research revenue...............       $ 3,000      $   750     $  1,244    $  1,000    $ 25,000
  Collaborative Joint Venture project reimbursement           -            -            -       9,196       7,658
  Research grant.................................             -          157          419         289           -
                                                        -------      -------     --------    --------    --------
    Total revenue................................         3,000          907        1,663      10,485      32,658
Costs and Expenses:
  Research and development.......................         3,655        6,504       21,755      22,251      27,904
  Collaborative Joint Venture project costs......             -            -            -       9,196       7,658
                                                        -------      -------     --------    --------    --------
    Total research and development...............         3,655        6,504       21,755      31,447      35,562
  General and administrative.....................         1,280        1,873        2,924       4,089       5,583
  Other, nonrecurring............................             -            -          230           -           -
                                                        -------      -------     --------    --------    --------
    Total costs and expenses.....................         4,935        8,377       24,909      35,536      41,145
                                                        -------      -------     --------    --------    --------
Loss from operations.............................        (1,935)      (7,470)     (23,246)    (25,051)     (8,487)
Interest income..................................           303          684        3,343       3,095       5,069
Interest expense.................................           (51)         (99)         (75)       (218)       (613)
Equity in loss of Joint Venture..................             -            -            -      (2,310)     (7,536)
                                                        -------      -------     --------    ---------   --------
Net loss.........................................       $(1,683)     $(6,885)    $(19,978)   $(24,484)    (11,567)
                                                        =======      =======     ========    ========    ========
Net loss per common share and per common share
   assuming dilution.............................       $ (0.27)     $ (0.85)    $  (1.60)   $  (1.80)   $  (0.72)
                                                        =======      =======    ========    ========    ========
Shares used in computing net loss per common
  share and per common share assuming dilution...         6,139        8,109       12,513      13,592      16,023


                                                                               DECEMBER 31,
                                                          1994         1995        1996        1997        1998
                                                        -------      -------     --------    --------    --------
(IN THOUSANDS)

BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities....................................        $13,953      $33,175     $73,425    $ 52,623     $ 104,952
Working capital.................................         12,665       31,824      72,461      49,099       110,821
Total assets....................................         16,111       35,993      78,068      67,118       133,445
Long term obligations, less current portion.....            671          420         124       6,923         5,206
Stockholders' equity............................         13,979       33,650      75,056      53,418       120,020

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Since inception, the Company has devoted substantially all of its resources to its research and product development programs, including the development of processes to manufacture product candidates. GelTex has not generated significant revenue from product sales and has been dependent upon funding from external financing, strategic corporate alliances, interest income and government grants. The Company has not been profitable since inception and had an accumulated deficit of $66.5 million at December 31, 1998. Losses have resulted principally from costs incurred in research and development, and manufacturing and clinical testing of products and potential products, and from general and administrative expenses. The Company expects its research and development expenses to continue to increase in connection with the continuing development of processes for the manufacture of commercial quantities of Cholestagel(R) and the expansion of its anti-obesity, infectious diseases and other research programs. In addition, the Company expects to report continuing losses from its interest in the Renagel JV through at least the first quarter of 2000. As a result, the Company expects to incur additional operating losses through at least the beginning of 2000. The Company's ability to achieve and sustain profitability is dependent on the successful commercialization of Renagel, the ability to obtain regulatory approval for Cholestagel, the Company's ability to enter into product development and commercialization agreements with corporate partners, and the Company's ability to secure and maintain contract manufacturing services for the commercial supply of its potential products at an acceptable cost. Revenue the Company may earn from strategic corporate alliances may result in the Company experiencing periods of profitability. However, the Company's results of operations for such periods may not be indicative of the Company's results of operations for other periods in which the Company does not earn revenue from strategic corporate alliances.

Results of Operations

Fiscal Years Ended 1998, 1997 and 1996

    The Company earned total revenue of $32.7 million in 1998, compared to $10.5 million earned in 1997 and $1.7 million earned during 1996. Included in 1998 revenue is a $25.0 million milestone fee earned on October 30, 1998, when the Company received FDA marketing approval for Renagel. Under the terms of the agreement establishing the Renagel JV, the Company received $15.0 million of this milestone from Genzyme in 1998 and will receive the remaining $10.0 million on October 30, 1999. The agreement also provides that the Company and Genzyme are each expected to fund the Renagel JV in an amount equal to 50% of budgeted costs and expenses associated with the final development and commercialization of Renagel for the relevant period. Each party that incurs project expenses, either as internal operating costs or third party obligations, is reimbursed by the Renagel JV for 100% of the costs incurred. During 1998 and 1997, the Company earned $7.6 million and $9.2 million, respectively, in reimbursement revenue from the Renagel JV for certain development and manufacturing costs incurred by the Company. The amount of reimbursement revenue earned by the Company will vary according to the obligations of, and related expenses incurred by, the Company and is expected to decrease in the future as the Company completes its development activities for the Renagel JV. In 1997, the Company's other sources of revenue consisted of a $1.0 million milestone payment from a corporate partner and approximately $290,000 under a grant from the United States Department of Commerce's Advanced Technology Program. The Company has received all the payments it is expected to receive under this grant. Revenue earned during 1996 consisted of $1.2 million in milestone payments and research revenue from a corporate partner and $419,000 from the Department of Commerce grant.

    The Company's total operating expenses for 1998 were $41.1 million, compared to $35.5 million in 1997 and $24.9 million in 1996. Research and development expenses increased 13% to $35.6 million in 1998 from the $31.4 million incurred in 1997, which was a 44% increase over the $21.8 million incurred in 1996. The increase during 1998 was due primarily to increased clinical trial and process development costs for Cholestagel, as well as increased personnel and related research and development costs associated with the Company's anti-obesity and infectious diseases programs. The increase during 1997 was due primarily to increased process development costs for the manufacture of Renagel and Cholestagel, costs associated with manufacturing Renagel in preparation for filing the NDA, and costs incurred in filing the NDA for Renagel. Also contributing to the increased spending in 1997 was an increase in clinical trial expense associated with Cholestagel and increases in personnel and related research and development costs associated with the initiation of the Company's anti-obesity program and the expansion of the infectious diseases programs. General and administrative expenses increased approximately 37% to $5.6 million in 1998 from $4.1 million in 1997 and $2.9 million in 1996, due primarily to increased business development costs and increased administrative personnel and related costs.

    The Company's equity in the loss of the Renagel JV was $7.5 million in 1998 compared to $2.3 million for 1997. There was no corresponding amount in 1996. The increase in 1998 was primarily a result of the increase in marketing and sales costs associated with the commercial launch of Renagel in November 1998, offset by approximately $266,000 in sales. The Company expects that the Renagel JV will continue to operate at a loss at least through the first quarter of 2000. Interest income increased to $5.1 million from $3.1 million in 1997 because of a significantly higher average balance of available cash to invest due to the infusion of $76 million from the March 1998 public offering of common stock. Interest income in 1997 was slightly lower than interest income of $3.3 million in 1996 due to a decrease in cash available for investment during 1997.

Liquidity and Capital Resources

    On March 24, 1998, the Company received $76 million in net proceeds from a public offering of 3,000,000 shares of its common stock. The Company financed its operations through December 31, 1998, primarily with a total of $163.3 million in net proceeds from three public offerings of equity securities, $20.3 million from private sales of equity securities, $48.1 million consisting of license fees and milestone payments earned in connection with its collaborative relationships and Renagel JV project reimbursement and $12.5 million in interest income. Cash, cash equivalents and marketable securities were $104.9 million at December 31, 1998, compared to $52.6 million at December 31, 1997.

    In order to establish the Renagel JV, the Company formed RenaGel LLC in June 1997, as the sole initial member and licensed all of its rights to Renagel Capsules (outside of Japan and certain Pacific Rim countries) to the Renagel JV. Immediately thereafter, the Company transferred 50% of its interest in the Renagel JV to Genzyme and Genzyme agreed to pay the Company $25.0 million, consisting of a $15.0 million non-refundable payment which was paid in 1998 upon receipt of marketing approval from the FDA, and a $10.0 million non-refundable payment due one year after FDA approval. Under the agreement, the Company and Genzyme are each required to make capital contributions to the Renagel JV in an amount equal to 50% of all costs and expenses associated with the development and commercialization of Renagel, including costs and expenses incurred by either party in performing under the agreement, and the Company and Genzyme will share equally in the profits generated from sales of the product. To the extent that either party fails to fund its 50% share of costs and expenses and the other party does not exercise its right to terminate the agreement, the profit sharing interests and the future funding obligations of the parties will be proportionately adjusted to correspond to the cumulative amount of capital contributions made by each party as of such date. In connection with the purchase of its interest in the Renagel JV, Genzyme also purchased 100,000 shares of GelTex Common Stock in 1997 for $2.5 million in cash.

    In April 1997, the Company entered into a Contract Manufacturing Agreement with The Dow Chemical Company for Renagel Capsules. In 1998, the Company elected to incur $2.75 million in additional equipment costs to increase capacity at Dow's existing plant. In 1998, $350,000 of these costs was paid, and the Company expects the remainder will come due in 1999. The Contract Manufacturing Agreement also requires the Company to purchase minimum quantities of product. The minimums are based upon the Company's estimated product requirements and are subject to increases as product sales increase and as the manufacturer increases its capacity for the product. In 1999, the Company entered into a Manufacturing Services Agreement with Dow to evaluate certain commercially available technology which may be utilized in the next generation plant and to begin initial design and engineering of the plant. The Company is obligated to pay $1.35 million for these services, of which $250,000 was paid in 1998, and the remainder is expected to come due in 1999. The Company expects that it will exercise its right under the agreement to fund additional engineering and design work in order to receive price and quantity commitments from Dow. The Company expects the additional costs will be approximately $750,000.

    The Renagel JV entered into a Contract Manufacturing Agreement effective January 1998 with Genzyme which provides for Genzyme to serve as a second source of supply for Renagel. This agreement requires the Renagel JV to satisfy minimum purchase obligations beginning in 1999, provided that

Genzyme's facility has received regulatory approval.


    All of the above-referenced costs and minimum purchase obligation arising under the manufacturing agreements with Dow and Genzyme will be a portion of the costs associated with the Renagel JV and, to the extent that each company is funding 50% of the budgeted costs and expenses of the Renagel JV, these costs and expenses will be borne equally by the Company and Genzyme Corporation.

    In February 1999, the Company entered into a Pilot Plant Validation Agreement with a contract manufacturer in Austria in connection with the manufacture of Cholestagel. The Company is obligated under the terms of the agreement, including certain product acceptance provisions, to pay approximately
47.9 million Austrian schillings (approximately $4.1 million as of December 31,
1998) in 1999. Payments made as of December 31, 1998 under the terms of the arrangement were approximately $1.0 million. The Company utilizes foreign exchange contracts as hedges against exposure in the exchange rates associated with these obligations.

    On October 21, 1998, the Company entered into a synthetic lease transaction under which the lessor has agreed to fund up to an aggregate of $25.0 million for the purchase of a new building to serve as the Company's next headquarters and for the costs associated with the build-out of this facility. The synthetic lease is asset-based financing structured to be treated as an operating lease for accounting purposes. The Company will serve as construction agent for the lessor. The lease term commenced on October 21, 1998, and will continue for seven years thereafter. During the construction phase, which is expected to continue through October 1999, rent payments will be capitalized and added to the principal amount funded by the lessor. Thereafter, the Company will pay rent on a monthly basis, the amount of which will be based upon the total amount funded by the lessor and the application of a variable interest rate. The Company currently expects that the rent will be approximately $2.0 million a year. During the term of the lease, the Company has the option to purchase the building and the improvements for a purchase price equal to the total amount funded by lessor, plus any accrued and unpaid rent and certain other costs outlined in the agreements (the "Purchase Price"). At the end of the lease term, the Company has the option to (i) purchase the building and the improvements for the Purchase Price, (ii) arrange for the facility to be purchased by a third party, or (iii) return the building and improvements to the lessor; provided, however, in the case of options (ii) and (iii), the Company is contingently liable to the extent the lessor is not able to realize 85% of the Purchase Price upon the sale or other disposition of the property. At December 31, 1998, the lessor's total accumulated cost for the land and the partial build-out of the facility was approximately $11.3 million.

    In May 1997, the Company entered into a $5 million term loan to finance build-out costs of its present facility. This loan was increased by $3 million in October 1997 to finance capital equipment costs associated with its Contract Manufacturing Agreement for Renagel. In June 1998, these two instruments were consolidated and the terms were modified such that the consolidated loan is payable in quarterly installments through June 30, 2002, with a final payment of $1.2 million due on September 30, 2002. At December 31, 1998, the outstanding principal balance on this debt was $6.7 million.

    The Company leases its present facility under a ten-year agreement expiring in February 2007. This lease requires annual payments of $302,000 until March 2002, and $353,000 for the remainder of the term. The Company intends to sublease this facility upon completion of the build-out of its new facility, which is anticipated to occur in October 1999. The Company continues to lease a prior facility under an agreement expiring in 2004. The prior facility has been sublet under an agreement expiring in 2000.

    At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $65.4 million which expire through 2018. Since the Company expects to incur operating losses through at least the beginning of 2000, the Company believes that it is more likely than not that all of the deferred tax assets will not be realized, and therefore no tax benefit for the prior losses has been provided. The future utilization of net operating loss carryforwards may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code of 1986, as amended. Because of this potential limitation, it is possible that taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and therefore will be subject to tax.

    The Company believes that its existing cash balances and marketable securities will be sufficient to fund its operations through at least the year 2001. However, the Company's cash requirements may increase materially from those now planned if Renagel is not commercially successful, or because of results of the Company's research and development efforts, the Company's inability to enter into new relationships with strategic partners, competitive technological advances, the FDA regulatory process and other factors. Adequate additional funds, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies under terms that the Company might otherwise find unacceptable.

Year 2000

     The Year 2000 problem is a result of software programs being written using two digits rather than four to define the applicable year. The Company recognizes the risk that its information technology ("IT") systems and other systems such as telephones, building access control systems and heating and ventilation equipment ("embedded systems") may have date-sensitive software or embedded chips that may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failure or miscalculations causing disruptions to the Company's research and development, financial, administration and communication operations. The Company also has business relationships with third parties that are themselves reliant on IT and embedded systems to conduct their businesses. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software and hardware failure both internally and from third parties with which the Company has an important relationship.

     In 1998, the Company developed a plan to ensure that its systems would be Year 2000 compliant. The plan consists of four phases: (1) assessment--identifying all IT systems that use date functions and assessing Year 2000 functionality and compliance, (2) remediation-- reprogramming or replacing inventoried items to ensure Year 2000 compliance, (3) testing-- testing the code modifications or new inventory with other associated systems, including date testing and quality assurance to ensure successful operation in the post-1999 environment, and (4) implementation--returning all remediated and successfully tested items back into normal operation. This plan encompasses IT and embedded systems, as well as third party exposure.

The Company's State of Readiness

      As of December 31, 1998, the Company has completed all four phases of the plan for its IT systems and has concluded that its IT systems are Year 2000 compliant. The assessment phase for the embedded systems is complete. The assessment indicated that certain systems are not Year 2000 compliant. The Company will complete the remaining three phases of testing for these non-compliant systems by December 1999. The cost of remediating these non-compliant systems will be approximately $100,000 and will be funded from available cash.

Third Parties and Their Exposure to Year 2000

     The Company has initiated formal communications with all significant third parties, primarily, clinical trial sites, contract research organizations and contract manufacturers. The Company has requested and has received from a majority of these third parties, written statements regarding their knowledge of and plans for being Year 2000 compliant. The Company has one direct system interface with a third party and has received verification that the system interface is Year 2000 compliant.

Contingency Plans

     The Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company or any of the third parties upon which the Company is dependent are unable to achieve Year 2000 readiness. However, the Company's Year 2000 compliance program is ongoing and its scope, including the development of contingency plans for the most reasonably likely worst case scenario, will continue to be evaluated.

Risks

     The Company's management believes it has an effective plan in place to mitigate the risks of the Year

2000 issue in a timely manner. However, as noted above, the Company has not yet completed all necessary phases of its Year 2000 plan. In the event that the Company is not able to complete the necessary phases, the Company could experience business interruptions. In addition, the inability of a third party upon which the Company is dependent to complete its Year 2000 compliance program in a timely manner, as well as disruptions in the general economy resulting from the Year 2000 issue could have a material adverse impact on the Company's results of operations, liquidity or financial position.

Factors Affecting Future Operating Results

    Except for historical information contained herein, the discussion in this section, as well as elsewhere in this Annual Report, contains forward-looking statements including, without limitation, statements regarding the timing, sufficiency, and results of clinical trials, the establishment of corporate partnering agreements, the timing of the Company's cash requirements and the potential applications of the Company's technology. These statements represent the current expectations of the Company's management. Actual results could differ materially from those projected due to factors affecting the Company's cash requirements as described above. In addition, the Company's ability to achieve the results projected is subject to certain risks and uncertainties regarding the Company's business such as those set forth below. Readers are cautioned not to place undue reliance upon these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly announce the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Minimal Product Sales to Date; Risks Related to Lead Product and Potential Products

    As of December 31, 1998, the Renagel JV has generated minimal revenue from product sales in the amount of approximately $266,000. The Company has not generated any other revenue from product sales. Although the FDA has granted marketing approval for Renagel Capsules, no assurance can be given that the product will receive market acceptance and meet sales expectations. Renagel is currently undergoing regulatory review in Europe and Canada. No assurance can be given that the product will be approved by the regulatory authorities in those territories or, if approved, will be successfully marketed by Genzyme. The Company recently completed two Phase 3 clinical trials of Cholestagel. In December 1998, the Company initiated two Phase 2 clinical trials designed to evaluate the efficacy of Cholestagel in combination with low doses of two widely prescribed HMG-CoA reductase inhibitors, commonly referred to as "statins". The Company expects that the results of the Phase 3 pivotal trials and the results of the combination studies will form the basis for the filing of a new drug application for Cholestagel in mid-1999. There can be no assurance that the results of any of the Company's clinical trials will be sufficient to meet the FDA's requirements for product approval. The failure of the Company to obtain FDA approval for Cholestagel, or any significant delay in obtaining such approval, would have a material adverse effect on the Company.

Dependence on Corporate Alliances; Limited Relevant Sales and Marketing
Experience

    The Company has entered into the Renagel JV with Genzyme relating to the final development and commercialization of Renagel Capsules and intends to enter into development and marketing agreements for the continued development and commercialization of Cholestagel and the Company's second generation bile acid sequestrant. The Company plans to rely upon corporate partners to conduct certain clinical trials, obtain certain regulatory approvals for and market other potential products. If the Company is unable to conclude agreements with partners as planned, the Company will have to either delay the continued development and commercialization of its products or expend its resources to fund such activities. This could result in a need for the Company to seek additional sources of funding, and there can be no assurance that such funding will be available to the Company when needed or on acceptable terms. To the extent that the Company is successful in obtaining corporate partners for its products, it will be dependent upon the efforts of these partners and there can be no assurance that such efforts will be successful. Although Genzyme has built its own specialty sales force to sell Renagel, it does not have previous experience marketing to physicians who treat patients with kidney failure and there can be no assurance that Genzyme will be successful in achieving market acceptance for Renagel.

Dependence on Others for Manufacturing; Single Sources of Supply; Process Development Risks

    The Company and the Renagel JV will continue to rely upon third parties to manufacture commercial quantities of its products. The Company has non-exclusively sublicensed its rights to manufacture the starting material for Renagel and Cholestagel to two suppliers and is purchasing quantities of this material from one supplier under purchase orders issued to this supplier. The Company has entered into a long-term fixed price supply agreement with The Dow Chemical Company, its first supplier of Renagel bulk material. Additionally, the Renagel JV has entered into a long-term fixed price supply agreement with Genzyme Corporation to manufacture Renagel bulk material. The Company has not concluded a commercial supply agreement with the manufacturer of Cholestagel bulk material. The Company has negotiated a long-term fixed price service agreement with one encapsulator to formulate Renagel bulk material into finished product. Should any of these manufacturing relationships terminate or should any of the suppliers be unable to satisfy the Company's or the Renagel JV's requirements for starting material, bulk material or finished goods, the Company or the Renagel JV would be unable to commercialize its products as expected, and the Company's business and financial condition would be materially and adversely affected. There can be no assurance that the Company or the Renagel JV will be successful in obtaining additional sources for any of the products or services described above or will be able to obtain such products or services on commercially reasonable terms.

    In addition, the Company is continuing to work with its third party manufacturers to optimize processes for the manufacture of commercial quantities of Cholestagel and to increase capacities and efficiencies for the commercial production of Renagel. In the event that the Company's process development work is unsuccessful, the Company's anticipated profit margins could be adversely affected.

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

Technological Uncertainty and Early Stage of Product Development

    The Company's anti-obesity and infectious diseases programs are the primary focus of the Company's research and development efforts and are in early stages of pre-clinical development and research, respectively. There can be no assurance that these programs or the Company's other research and development activities will be successful or that any product candidates will be chosen from pre-clinical studies. Should the Company commence the clinical development of any compounds, there can be no assurance that clinical trials of products under development will demonstrate the safety and efficacy of such products at all or to the extent necessary to obtain regulatory approvals. With respect to its research and development activities, the Company may encounter unanticipated problems, including development, regulatory, manufacturing and marketing difficulties, some of which may be beyond the Company's ability to resolve.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this Item is incorporated by reference from the discussion under the heading Financial Instruments in the Notes to the Financial Statements included in this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and Supplementary Data appear at pages F-1 through F-19 of this Annual Report on Form 10-K immediately following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) DIRECTORS. The information with respect to directors required by this item is incorporated herein by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 1999 (the "1999 Proxy Statement").

    (b) EXECUTIVE OFFICERS. See the section entitled "Management-Executive Officers" in Item 1(a) in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference from the section entitled "Executive Compensation" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference from the section entitled "Certain Transactions" in the 1999 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

    (1) FINANCIAL STATEMENTS:

                                                                                          PAGE

                                   Report of Independent Auditors......................   F-2
                                   Balance Sheets as of December 31, 1998 and 1997.....   F-3
                                   Statements of Operations for the years ended
                                        December 31, 1998, 1997 and 1996...............   F-4
                                  Statements of Changes in Stockholders' Equity for
                                        the years ended December 31, 1998, 1997 and
                                        1996...........................................   F-5
                                   Statements of Cash Flows for the years ended
                                        December 31, 1998, 1997 and 1996...............   F-6
                                   Notes to Financial Statements.......................   F-7

    (2) FINANCIAL STATEMENT SCHEDULES:

    All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3) EXHIBITS

    See Exhibit Index immediately following the Financial Statements.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GELTEX PHARMACEUTICALS, INC.



Date: March 22, 1999                 By: /s/ Mark Skaletsky
                                         -----------------------
                                         Mark Skaletsky
                                         President and Chief Executive Officer


    We, the undersigned officer and directors of GelTex Pharmaceuticals, Inc., hereby severally constitute Mark Skaletsky and Elizabeth Grammer, and each of them singly, our true and lawful attorneys, with full power to them and each of them to sign for us, in our names and in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact may do or cause to be done by virtue hereof.

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

            SIGNATURE                                         TITLE                                              DATE
            ---------                                         -----                                              ----

     /s/ Mark Skaletsky                       Director , President and Chief                               March 22, 1999
     ----------------------                   Executive Officer
     Mark Skaletsky                           (Principal Executive Officer)


     /s/ Paul Mellett                         Vice President, Administration and                           March 22, 1999
     ----------------------                   Finance  (Principal Financial and
     Paul Mellett                             Accounting Officer)


     /s/ Robert Carpenter                     Chairman of the Board                                        March 22, 1999
     ----------------------                   and Director
     Robert Carpenter

     /s/ J. Richard Crout                     Director                                                     March 22, 1999
     ----------------------
     J. Richard Crout

     /s/ Henri Termeer                        Director                                                     March 22, 1999
     ----------------------
     Henri Termeer

     /s/ Jesse Treu                           Director                                                     March 22, 1999
     ----------------------
     Jesse Treu


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----

          Report of Independent Auditors..........................................................            F-2

          Balance Sheets as of December 31, 1998 and 1997.........................................            F-3

          Statements of Operations for the years ended
               December 31, 1998, 1997 and 1996...................................................            F-4

          Statements of Changes in Stockholders' Equity for the years
               ended December 31, 1998, 1997 and 1996.............................................            F-5

          Statements of Cash Flows for the years ended
               December 31, 1998, 1997 and 1996...................................................            F-6

          Notes to Financial Statements...........................................................            F-7

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
GelTex Pharmaceuticals, Inc.

    We have audited the accompanying balance sheets of GelTex Pharmaceuticals, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of RenaGel LLC (a limited liability company in which the Company has a 50% interest) as of and for the year ended December 31, 1998, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for RenaGel LLC, it is based solely on their report.

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

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of GelTex Pharmaceuticals, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Ernst & Young LLP
Boston, Massachusetts
February 23, 1999

                          GELTEX PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                       1998                1997
                                                                   ------------        ------------
ASSETS
Current assets:
     Cash and cash equivalents .............................       $ 30,874,900        $ 26,689,190
     Marketable securities .................................         74,077,436          25,933,722
     Prepaid expenses and other current assets .............          2,708,487           1,428,793
     Due from affiliates ...................................         10,251,100                  --
     Due from Joint Venture ................................          1,128,124           1,823,877
                                                                   ------------        ------------

Total current assets .......................................        119,040,047          55,875,582

Long-term receivables, affiliates ..........................            470,000                  --
Long-term receivables ......................................             32,725              27,000
Property and equipment, net ................................          7,899,470           7,659,328
Intangible assets, net .....................................            818,963             466,673
Investment in Joint Venture ................................          5,183,580           3,089,196
                                                                   ------------        ------------

                                                                   $133,444,785        $ 67,117,779
                                                                   ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses .................       $  4,848,728        $  4,827,752
     Due to Joint Venture ..................................          1,349,400                  --
     Current portion of long-term obligations ..............          2,020,614           1,949,053
                                                                   ------------        ------------

Total current liabilities ..................................          8,218,742           6,776,805

Long-term obligations, less current portion ................          5,206,180           6,922,666
Commitments and contingencies
Stockholders' equity:
     Undesignated Preferred Stock, $.01 par value, 5,000,000
         shares authorized, none issued or outstanding .....                 --                  --
     Common Stock, $.01 par value, 50,000,000 shares
         authorized; 16,792,444 and 13,642,264 shares
         issued and outstanding at December 31, 1998 and
         1997, respectively.................................            167,924             136,423
     Additional paid-in capital ............................        186,762,715         108,658,239
     Deferred compensation .................................           (663,722)           (509,632)
     Accumulated other comprehensive income ................            264,388              77,402
     Accumulated deficit ...................................        (66,511,442)        (54,944,124)
                                                                   ------------        ------------

Total stockholders' equity .................................        120,019,863          53,418,308
                                                                   ------------        ------------

                                                                   $133,444,785        $ 67,117,779
                                                                   ============        ============

     The accompanying notes are an integral part of the financial statements

                          GELTEX PHARMACEUTICALS, INC.


                            STATEMENTS OF OPERATIONS



                                                                    YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                         1998                1997                1996
                                                     ------------        ------------        ------------
REVENUE:
     License fee and research revenue ........       $ 25,000,000        $  1,000,010        $  1,244,474
     Collaborative Joint Venture project
       Reimbursement .........................          7,658,232           9,195,727                  --
     Research grant ..........................                 --             289,254             418,541
                                                     ------------        ------------        ------------
Total revenue ................................         32,658,232          10,484,991           1,663,015

COSTS AND EXPENSES:
     Research and development ................         27,904,064          22,251,062          21,755,298
     Collaborative Joint Venture project
       costs .................................         7,658,232           9,195,727                  --
                                                     ------------        ------------        ------------
          Total research and development .....         35,562,296          31,446,789          21,755,298
     General and administrative ..............          5,583,361           4,089,467           2,923,569
     Other, nonrecurring costs ...............                 --                  --             230,000
                                                     ------------        ------------        ------------
Total costs and expenses .....................         41,145,657          35,536,256          24,908,867
                                                     ------------        ------------        ------------
Loss from operations .........................         (8,487,425)        (25,051,265)        (23,245,852)
Equity in loss of Joint Venture ..............         (7,535,630)         (2,310,345)                 --
Interest income ..............................          5,069,250           3,094,874           3,342,723
Interest expense .............................           (613,513)           (217,142)            (75,015)
                                                     ------------        ------------        ------------
Net loss .....................................       $(11,567,318)       $(24,483,878)       $(19,978,144)
                                                     ============        ============        ============
Net loss per common share and common share
  assuming dilution ..........................       $      (0.72)       $      (1.80)       $      (1.60)
                                                     ============        ============        ============
Shares used in computing net loss per common
  share and common share assuming dilution ...         16,023,000          13,592,000          12,513,000


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                      COMMON
                                                      STOCK                            ADDITIONAL        DEFERRED      ACCUMULATED
                                                      SHARES           AMOUNTS      PAID-IN-CAPITAL    COMPENSATION      DEFICIT
                                                   -----------      ------------    ---------------    ------------    ------------
Balance at January 1, 1996 ...................      10,535,065      $    105,350      $ 44,000,986     $   (55,825)    $(10,482,102)
Comprehensive income:
  Net Loss ...................................                                                                          (19,978,144)
  Other comprehensive loss, unrealized loss
  on available for sale securities ...........

Comprehensive income .........................
Issuance of Common Stock under stock .........         103,837             1,039           152,868
  Option plan and exercise of
  warrants ...................................
Issuance of Common Stock under
  employee Stock purchase plan ...............           7,400                74           113,919
Deferred compensation associated with stock
  Option grants ..............................
Amortization of deferred compensation ........                                                               9,696
Issuance of Common Stock through a
  Secondary Public Offering, net of Offering
  costs of $4,237,602 ........................       2,875,000            28,750        61,139,897              --               --
                                                   -----------      ------------      ------------     -----------     ------------
Balance at December 31, 1996 .................      13,521,302           135,213       105,407,670         (46,129)     (30,460,246)

Comprehensive income:
  Net Loss ...................................                                                                          (24,483,878)
  Other comprehensive income, unrealized
  gain on available for sale securities ......
Comprehensive income .........................
Issuance of common stock under stock option
  plan and exercise of warrants ..............          16,758               168            89,265
Issuance of stock to Joint
  Venture partner ............................         100,000             1,000         2,495,678
Issuance of stock under employee stock
  Purchase plan ..............................           4,204                42            71,426
Deferred compensation associated with stock
  option grants ..............................                                             594,200        (594,200)
Amortization of deferred
  compensation ...............................              --                --                --         130,697               --
                                                   -----------      ------------      ------------     -----------     ------------
Balance at December 31, 1997 .................      13,642,264           136,423       108,658,239        (509,632)     (54,944,124)

Comprehensive income:
  Net Loss ...................................                                                                          (11,567,318)
  Other comprehensive income, unrealized
  gain on available for sale securities ......
Comprehensive income .........................
Issuance of common stock under stock
  option plan and exercise of warrants .......         130,549             1,305         1,033,150
Issuance of common stock under employee
  stock purchase plan ........................          19,631               196           317,527
Deferred compensation associated with stock
  option grants ..............................                                           1,024,190      (1,024,190)
Amortization of deferred compensation ........                                                             870,100
Issuance of common stock through a follow-
  on Public Offering, net of offering costs of
  $5,240,391 .................................       3,000,000            30,000        75,729,609              --               --
                                                   -----------      ------------      ------------     -----------     ------------

Balance of December 31, 1998 .................      16,792,444      $    167,924      $186,762,715     $  (663,722)    $(66,511,442)
                                                   ===========      ============      ============     ===========     ============

                                                    ACCUMULATED       TOTAL
                                                       OTHER          STOCK
                                                   COMPREHENSIVE    -HOLDERS'
                                                       INCOME         EQUITY
                                                   -------------   ------------
Balance at January 1, 1996 ...................        $ 81,590     $ 33,649,999
Comprehensive income:
  Net Loss ...................................                      (19,978,144)
  Other comprehensive loss, unrealized loss
  on available for sale securities ...........         (61,623)         (61,623)
                                                                   ------------
Comprehensive income .........................                      (20,039,767)
                                                                   ------------
Issuance of Common Stock under stock
  Option plan and exercise of
  warrants ...................................                          153,907
Issuance of Common Stock under
  employee Stock purchase plan ...............                          113,993
Deferred compensation associated with stock
  Option grants ..............................
Amortization of deferred compensation ........                            9,696
Issuance of Common Stock through a
  Secondary Public Offering, net of Offering
  costs of $4,237,602 ........................              --       61,168,647
                                                      --------     ------------
Balance at December 31, 1996 .................          19,967       75,056,475

Comprehensive income:
  Net Loss ...................................                      (24,483,878)
  Other comprehensive income, unrealized
  gain on available for sale securities ......          57,435           57,435
                                                                   ------------
Comprehensive income .........................                      (24,426,443)
Issuance of common stock under stock option
  plan and exercise of warrants ..............                           89,433
Issuance of stock to Joint
  Venture partner ............................                        2,496,678
Issuance of stock under employee stock
  Purchase plan ..............................                           71,468
Deferred compensation associated with stock
  option grants ..............................                               --
Amortization of deferred
  compensation ...............................              --          130,697
                                                      --------     ------------
Balance at December 31, 1997 .................          77,402       53,418,308

Comprehensive income:
  Net Loss ...................................                      (11,567,318)
  Other comprehensive income, unrealized
  gain on available for sale securities ......         186,986          186,986
                                                                   ------------
Comprehensive income .........................                      (11,380,332)
Issuance of common stock under stock
  option plan and exercise of warrants .......                        1,034,455
Issuance of common stock under employee
  stock purchase plan ........................                          317,723
Deferred compensation associated with stock
  option grants ..............................                               --
Amortization of deferred compensation ........                          870,100
Issuance of common stock through a follow-
  on Public Offering, net of offering costs of
  $5,240,391 .................................              --       75,759,609
                                                      --------     ------------

Balance of December 31, 1998 .................        $264,388     $120,019,863
                                                      ========     ============


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                                 1998                1997                1996
                                                            -------------        ------------        ------------

OPERATING ACTIVITIES
Net loss ............................................       $ (11,567,318)       $(24,483,878)       $(19,978,144)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
     Depreciation and amortization ..................           1,536,564           1,193,394             745,805
     Equity in net loss of Joint Venture ............           7,535,630           2,310,345                  --
     Changes in operating assets and liabilities:
          Prepaid expenses and other current assets .          (1,279,694)            495,085          (1,351,014)
          Due from affiliates .......................         (10,251,100)                 --                  --
          Due from Joint Venture ....................             695,753          (1,823,877)                 --
          Long term receivables, affiliates .........            (470,000)                 --                  --
          Long term receivables .....................              (5,725)             (7,000)                 --
          Accounts payable and accrued expenses .....              20,976           2,331,883           1,107,453
          Amount due to Joint Venture ...............           1,349,400                  --                  --
                                                            -------------        ------------        ------------
Net cash used in operating activities ...............         (12,435,514)        (19,984,048)        (19,475,900)

INVESTING ACTIVITIES
Purchase of marketable securities ...................        (212,710,698)        (26,388,812)        (89,360,425)
Proceeds from sale and maturities of marketable
  securities ........................................         165,624,065          53,135,619          57,670,818
Investment in Joint Venture .........................          (9,630,014)         (5,399,541)                 --
Purchase of intangible assets .......................            (592,790)           (259,904)           (327,829)
Purchase of property and equipment, net .............          (1,536,206)         (6,228,763)           (882,998)
                                                            -------------        ------------        ------------
Net cash provided by (used in) investing activities .         (58,845,643)         14,858,599         (32,900,434)

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of issuance
  costs .............................................          76,794,069           2,586,111          61,322,554
Proceeds from employee stock purchase plan ..........             317,723              71,468             113,993
Proceeds from financing of assets ...................                  --           8,782,495                  --
Payments on notes payable ...........................          (1,644,925)           (426,900)           (438,736)
                                                            -------------        ------------        ------------
Net cash provided by financing activities ...........          75,466,867          11,013,174          60,997,811
Increase in cash and cash equivalents ...............           4,185,710           5,887,725           8,621,477
Cash and cash equivalents at beginning of year ......          26,689,190          20,801,465          12,179,988
                                                            -------------        ------------        ------------
Cash and cash equivalents at end of year ............       $  30,874,900        $ 26,689,190        $ 20,801,465
                                                            =============        ============        ============

Interest paid .......................................       $     613,513        $    217,142        $     75,015

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1. BUSINESS

    GelTex Pharmaceuticals, Inc. (the "Company") is engaged in the design and development of non-absorbed polymer-based pharmaceuticals that selectively bind to and eliminate target substances from the intestinal tract. In 1998, the Company received marketing approval from the United States Food and Drug Administration for its lead product, Renagel(R) Capsules (sevelamer hydrocholoride). Commercial sales of Renagel commenced in November 1998 through a Joint Venture with Genzyme Corporation (see Note 3). Additionally, throughout 1998, the Company continued its product development efforts focusing on therapeutic agents for the treatment of hypercholesterolemia (elevated LDL cholesterol levels), obesity and infectious diseases.

2. SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established new rules for the reporting and display of comprehensive income and its components; however, the adoption had no impact on the Company's net income or stockholders' equity. The Statement requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of the Statement.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. Under this Statement, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision-makers of the Company. The adoption of the Statement did not affect the Company's results of operations or its financial position.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which is required to be adopted for fiscal years beginning after December 15, 1997. The Statement amends FASB Statement Nos. 87, 88 and 106 in that it revises employers' disclosures about pension and post-retirement benefit plans. Adoption of this standard had no effect on the Company's results of operations or its financial position.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The Statement requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, then the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of this Statement will not have a significant effect on the Company's results of operations or its financial position.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities." The Statement is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999, be written off and any future start-up costs to be expensed as incurred. Adoption of this Statement will not have a significant effect on the Company's results of operations or its financial position.

                          GELTEX PHARMACEUTICALS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

STOCK BASED COMPENSATION

     The Company accounts for stock based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Accordingly, deferred compensation is recorded to the extent that the current market price of the underlying stock exceeds the exercise price on the date of grant. Such deferred compensation is amortized over the respective vesting periods of such option grants. The Company adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), and provides pro forma net loss and pro forma loss per share note disclosures for employee stock option grants made after 1994 as if the fair-value based method defined in SFAS No. 123 had been applied. Transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for using the fair market value method defined in SFAS No. 123 (see Note 9).

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments with an initial maturity of three months or less and money market funds to be cash equivalents. These cash equivalents are classified as "available-for-sale" and are carried at fair value, with unrealized gains and losses reported in Accumulated Other Comprehensive Income. Realized gains and losses and declines in value which are judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends and amortization of premiums and accretion of discounts on available-for-sale securities are included in interest income. The Company purchases only high grade securities, typically with short maturities.

MARKETABLE SECURITIES

    Marketable securities consist of U.S. government obligations and high-grade commercial instruments maturing within one to two years and are classified as available-for-sale. The Company considers these investments, which represent funds available for current operations, as an integral part of their cash management activities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation on an ongoing basis.

PROPERTY AND EQUIPMENT

    Equipment, furniture and fixtures are stated at cost and are being depreciated using the straight-line method over estimated useful lives of five years. Leasehold improvements are stated at cost and are amortized over the remaining life of the related building lease.

INTANGIBLE ASSETS

    The Company capitalizes the costs of purchased technology and obtaining patents on its technology. These capitalized costs are amortized over their estimated future lives of five years using the straight-line method. Accumulated amortization at December 31, 1998 and 1997 was $774,026 and $533,526, respectively.

                          GELTEX PHARMACEUTICALS, INC.

2. SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

REVENUE RECOGNITION

    The Company recognizes grant revenue and collaborative Joint Venture revenue as reimbursable expenses are incurred and license fee revenue when performance obligations, if any, are satisfied.

EARNINGS PER COMMON AND POTENTIAL COMMON SHARE

    The Company accounts for earnings per share in accordance with the provisions of the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic earnings per share excludes any dilutive effect of options, warrants or convertible securities. Due to its loss position, diluted earnings per share is the same amount as basic earnings per share. Options to purchase 2,023,006 shares of common stock at $.125 - $30.75 per share were outstanding at December 31, 1998.

FINANCIAL INSTRUMENTS

    The Company utilizes foreign exchange forward contracts as hedges against exposure to fluctuations in exchange rates associated with certain commitments denominated in foreign currencies (see Note 4). Gains and losses are deferred and recognized as adjustments of carrying amounts when the hedged transaction occurs. As of December 31, 1998, the Company had $1.4 million of foreign exchange contracts outstanding. Deferred gains or losses at December 31, 1998 are not material as the contracts' fair market value approximates its notional value.

    In order to mitigate the impact of fluctuations in U.S. interest rates, the Company entered into an interest rate swap in June 1998 on an outstanding long-term obligation (see Note 11). The Company swapped its variable rate of interest, LIBOR plus 1.55%, for a fixed rate of interest of 7.49%. Net interest payable or receivable is determined on a quarterly basis and is insignificant at December 31, 1998.

    The Company does not hold or issue derivative financial instruments for trading purposes.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term instruments and financial instruments used in hedging activities.

    The Company places its temporary cash investments with high credit quality financial institutions and in high quality commercial paper and, by policy, limits the amount of credit exposure with any one financial institution. The counterparty to the agreements relating to the Company's foreign exchange commitments is a high credit quality financial institution. The Company does not believe that there is a significant risk of nonperformance by this counterparty.

3. JOINT VENTURE AGREEMENT

Formation of the Joint Venture

    In June 1997, the Company entered into a joint venture with Genzyme Corporation for the final development and commercialization of Renagel(R) Capsules (the "Joint Venture"). Under the agreement, Genzyme paid the Company a $15.0 million non-refundable payment in 1998 upon receipt of marketing approval from the FDA, and will make an additional $10.0 million non-refundable payment one year after FDA approval in October 1999. This $10.0 million non-refundable payment is included in Due from affiliates as of December 31, 1998. The terms of the Joint Venture require the Company and Genzyme to each make capital contributions to the Joint Venture in an amount equal to 50% of all costs and expenses associated with the development and commercialization of Renagel, including costs and expenses incurred by either party in performing under the agreement, and the Company and Genzyme will share equally in the profits generated from sales of the product.

                          GELTEX PHARMACEUTICALS, INC.

3. JOINT VENTURE AGREEMENT (CONTINUED)

Capital Contributions to the Joint Venture

    Under the terms of the joint venture agreement, GelTex and Genzyme each make equal capital contributions to the Joint Venture which are accounted for by the parties as investments in the Joint Venture. The amount of the periodic capital contributions are based upon the costs incurred for product development and commercialization ("Project Costs") which are approved by both parties. To the extent that either party fails to make all or any portion of a required periodic capital contribution to the Joint Venture and the other party does not exercise its right to terminate the agreement, each party's percentage ownership interest in the Joint Venture will be immediately adjusted to correspond to the cumulative amount of capital contributions made by each party as of such date. Thereafter, each party's monthly capital contribution will be made in proportion to each party's adjusted percentage ownership interest in the Joint Venture. As of December 31, 1998, Genzyme and the Company had contributed $15,029,401 and $13,680,001, respectively, to the Joint Venture through periodic contributions. As of December 31, 1998, $1,349,400 was owed to the Joint Venture by the Company. The Company recorded this amount as a current liability. The Joint Venture has recorded this amount as a contra equity account.

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

Accounting for the Joint Venture

    The Company accounts for its investment in the Joint Venture using the equity method of accounting. Accordingly, the Company recognizes its 50% ownership interest in the net income or net loss of the Joint Venture in the accompanying statement of operations as Equity in Loss of Joint Venture.

Termination of the Joint Venture

    The Joint Venture can be terminated for certain material breaches which remain uncured after a stated period of time has lapsed; upon the bankruptcy or change of control of either party; or for any reason with one year prior written notice at any time after receipt of FDA approval to market Renagel. Depending upon the reason for termination, each party has certain rights to purchase the other's interest in the Joint Venture and proceed with the development and commercialization of Renagel on its own. Termination of the Joint Venture will in no event relieve Genzyme of its obligation to pay the $10.0 million that is due one year after FDA marketing approval.

                          GELTEX PHARMACEUTICALS, INC.

3. JOINT VENTURE AGREEMENT (CONTINUED)

        Summarized financial information regarding the Joint Venture as of, and for the year ended, December 31, 1998 is as follows:

                  Revenues..........................................................       $   265,820
                  Cost of products sold.............................................           113,352
                  Selling, general and administrative expenses......................         6,493,358
                  Research and development expenses.................................         8,778,651
                  Interest income...................................................            22,058
                                                                                           -----------
                  Net loss..........................................................        15,097,483
                  Current assets....................................................         9,930,565
                  Non-current assets................................................         7,208,522
                  Current liabilities...............................................         8,147,893
                  Non-current liabilities...........................................                 0

        Summarized financial information regarding the Joint Venture as of, and for year ended, December 31, 1997 is as follows:

                  Revenues..........................................................       $         0
                  Research and development expenses.................................         4,624,000
                  Interest income...................................................             3,000
                                                                                           -----------
                  Net loss..........................................................         4,621,000
                  Current assets....................................................         2,237,000
                  Non-current assets................................................         4,765,000
                  Current liabilities...............................................         1,824,000
                  Non-current liabilities...........................................                 0

4. MANUFACTURING AGREEMENTS

RENAGEL

    In April 1997, the Company entered into a Contract Manufacturing Agreement with The Dow Chemical Company for Renagel Capsules. In 1998, the Company elected to incur $2.75 million in additional equipment costs to increase capacity at Dow's existing plant, of which $350,000 was paid in 1998, and the Company expects the remainder will come due in 1999. The Contract Manufacturing Agreement also requires the Company to purchase minimum quantities of product. The minimums are based upon the Company's estimated product requirements and are subject to increases as product sales increase and as the manufacturer increases its capacity for the product. In 1999, the Company entered into a Manufacturing Services Agreement with Dow to evaluate certain commercially available technology which may be utilized in the next generation plant and to begin initial design and engineering of the plant. The Company is obligated to pay $1.35 million for these services, and has made $250,000 of payments under this obligation. The remainder is expected to come due in 1999. The Company expects that it will exercise its right under the agreement to fund additional engineering and design work in order to receive price and quantity commitments from Dow. The Company expects the additional cost will be approximately $750,000.

    All of the above-referenced capital equipment costs and the minimum purchase obligations are costs associated with the Renagel Joint Venture and, to the extent that each company is funding 50% of the budgeted costs and expenses of the Joint Venture, these costs and expenses will be borne equally by the Company and Genzyme Corporation.

                          GELTEX PHARMACEUTICALS, INC.

4. MANUFACTURING AGREEMENTS (CONTINUED)

CHOLESTAGEL

    In February 1999, the Company entered into a Pilot Plant Validation Agreement with a contract manufacturer in Austria. The Company is obligated under the terms of the agreement, including certain product acceptance provisions, to pay approximately 47.9 million Austrian schillings (approximately $4.1 million as of December 31, 1998) in 1999. Payments made as of December 31, 1998 under the terms of the arrangement were approximately $1.0 million. As described in Note 2, the Company utilizes foreign exchange contracts as hedges against exposure in the exchange rates associated with these obligations.

5. AVAILABLE-FOR-SALE SECURITIES

    The following is a summary of available-for-sale securities:

DECEMBER 31, 1998:

                                                     GROSS          GROSS
                                                  UNREALIZED     UNREALIZED        ESTIMATED
                                      COST           GAINS         LOSSES          FAIR VALUE
                                  -----------      ----------     ----------       -----------

U.S. Corporate Securities .       $70,372,614      $238,388       $(13,923)       $ 70,597,079
U.S. Government Obligations        16,967,112        39,922             --          17,007,034
Money Market Accounts .....        12,417,649            --             --          12,417,649
                                  -----------      --------       --------        ------------
Total .....................       $99,757,375      $278,310       $(13,923)       $100,021,762
                                  ===========      ========       ========        ============


DECEMBER 31, 1997:

                                                      GROSS          GROSS
                                                   UNREALIZED     UNREALIZED       ESTIMATED
                                      COST            GAINS         LOSSES         FAIR VALUE
                                  -----------      ----------     ----------       -----------

U.S. Corporate Securities .       $31,554,211       $ 69,639       $(68,438)       $31,555,412
U.S. Government Obligations        10,350,225         76,201             --         10,426,426
Money Market Accounts .....         7,613,194             --             --          7,613,194
                                  -----------       --------       --------        -----------
Total .....................       $49,517,630       $145,840       $(68,438)       $49,595,032
                                  ===========       ========       ========        ===========


    The fair value of available-for-sale securities is determined using the published closing prices of these securities as of December 31, 1998 and 1997. These securities are classified at their estimated fair value in the accompanying balance sheet as follows:

                                                                                        DECEMBER 31,
                                                                               ----------------------------
                                                                                   1998             1997
                                                                               ------------     -----------
                    Cash equivalents....................................       $ 25,944,326     $23,661,310
                    Marketable securities...............................         74,077,436      25,933,722
                                                                               ------------     -----------
                                                                               $100,021,762     $49,595,032
                                                                               ============     ===========

    The cost and estimated fair value of available-for-sale debt securities, which excludes money market accounts, at December 31, 1998, by contractual maturity, are shown below.

                                                                                                 ESTIMATED
                                                                                   COST         FAIR VALUE
                                                                               -----------      -----------
                    Due in one year or less.............................       $50,363,748      $50,463,641
                    Due after one year through two years................        36,975,978       37,140,472
                                                                               -----------      -----------
                                                                               $87,339,726      $87,604,113
                                                                               ===========      ===========

                          GELTEX PHARMACEUTICALS, INC.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following at December 31:

                                                                                               1998          1997
                                                                                            ----------    ----------

         Accounts payable...........................................................        $3,698,102    $3,404,322
         Accrued research and development expenses..................................                 -       466,043
         Accrued compensation.......................................................           604,729       467,939
         Accrued other..............................................................           545,897       489,448
                                                                                            ----------    ----------
                                                                                            $4,848,728    $4,827,752
                                                                                            ==========    ==========


7. PROPERTY AND EQUIPMENT

    At December 31, property and equipment consisted of the following:

                                                                                                1998         1997
                                                                                            -----------   ----------

         Leasehold improvements.....................................................        $ 7,011,258   $6,971,467
         Equipment..................................................................          4,230,814    2,734,399
                                                                                            -----------   ----------
                                                                                             11,242,072    9,705,866
         Less accumulated depreciation and amortization.............................          3,342,602    2,046,538
                                                                                            -----------   ----------
         Property and equipment, net................................................        $ 7,899,470   $7,659,328
                                                                                            ===========   ==========


    Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was approximately $1,296,064, $816,000 and $585,000, respectively. Leasehold improvements of $1,718,986 with accumulated amortization of $1,022,613 were subject to a sublease arrangement (see Note 14).

8. STOCKHOLDERS' EQUITY

    In March 1998, the Company completed a public offering of its common stock, selling 3,000,000 common shares, with net proceeds to the Company of $75,759,609 after deducting offering costs.

    The Company has a Shareholder Rights Plan (the "Rights Plan") designed to protect shareholders from unsolicited attempts to acquire the Company on terms that do not maximize stockholder value. In connection with the Rights Plan, the Board of Directors designated 500,000 shares of the Company's preferred stock as Series A Junior Participating Preferred Stock. Under the Rights Plan, a right to purchase one one-hundredth of one share of the Series A Junior Participating Stock (the "Rights") was distributed as a dividend for each share of Common Stock. The terms of the Rights Plan provide that the Rights will become exercisable upon the earlier of the tenth day after any person or group (other than a person or group eligible to file statements on Schedule 13G who or which the Board of Directors determines shall not be an Acquiring Person, as defined in the Rights Plan) acquires 20% or more of the Company's outstanding Common Stock or the tenth business day after any person or group commences a tender or exchange offer which would, if completed, result in the offeror owning 20% or more of the Company's outstanding Common Stock. The Rights may generally be redeemed by action of the Board of Directors at $0.001 per Right at any time prior to the tenth day following the public announcement that any person or group (other than a person or group eligible to file statements on schedule 13G who or which the Board of Directors determines shall not be an Acquiring person, as defined in the Rights Plan) has acquired 20% or more of the outstanding Common Stock of the Company. The Rights expire on March 11, 2006. The Rights have certain anti-takeover effects in that they would cause substantial dilution to the party attempting to acquire the Company.

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

                          GELTEX PHARMACEUTICALS, INC.

9. EQUITY INCENTIVE PLANS AND STOCK WARRANTS

    Under the Company's 1992 Equity Incentive Plan (the "Plan"), employees and directors of and consultants to the Company are eligible for awards. At December 31, 1998, the Company has reserved 2,750,000 shares of its Common Stock for awards. Awards can consist of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards and other stock-based awards. Certain incentive and nonstatutory options granted under the Plan may be exercised upon grant and vest over five years and certain others are exercisable over a four-year vesting period. The Company maintains the right to repurchase any unvested shares of Common Stock upon termination of such stockholder's employment with the Company. Of the total options outstanding at December 31, 1998, options to purchase 105,000 shares of the Company's Common Stock vest upon the earlier of the achievement by the Company of certain product development milestones or December 2004.

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

    The Company has a 1995 Employee Stock Purchase Plan (the "ESPP") which provides for the grant of rights to eligible employees to purchase up to 250,000 shares of the Company's Common Stock at the lesser of 85% of the fair market value at the beginning or the end of the established offering period. There were 19,631 shares issued under the ESPP at an average price of $16 per share in 1998, 4,204 shares at an average price of $17 per share in 1997, and 7,400 shares at an average price of $16 per share in 1996.

    All directors who are not employees of the Company are currently eligible to participate in the Company's 1995 Director Stock Option Plan ("Directors Plan"). The Directors Plan provides for the granting of options with a term of 10 years to purchase up to 110,000 shares of Common Stock at an exercise price equal to the fair market value of Common Stock at the date of grant. Generally, upon election or re-election at each annual meeting, each eligible director shall be granted options to purchase 4,000 shares of Common Stock for each year of the term of office to be served. The options granted vest in annual installments of 4,000 shares over the term served.

    The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans, including its 1992 Equity Incentive Plan, its 1995 Employee Stock Purchase Plan, and prior to December 15, 1998, its 1995 Director Stock Option Plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

    Had compensation expense for the Company's stock-based compensation plans been determined based upon the fair market value at the grant date for stock option awards ("stock options") and at the end of the plan period for stock purchased under its Employee Stock Purchase Plan ("stock purchase shares"), consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been $16,242,487, or $1.01 per share, $25,947,119, or $1.91 per share, and $20,415,636 or $1.63 per share, in 1998,
1997 and 1996, respectively.

    The fair value of stock options granted and stock purchase shares issued during 1998, 1997 and 1996 was estimated at the date of the grant and the end of the plan period, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996: volatility of 67%, 48% and 60%, respectively, risk-free interest rate of 6%, 6% and 6.2%, respectively, weighted average expected life (years) of four, and no dividends. The effects on fiscal 1998, 1997 and 1996 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and stock purchase shares are not necessarily representative of the effects on reported net loss for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options and stock purchase shares in future years.

                          GELTEX PHARMACEUTICALS, INC.

    9. EQUITY INCENTIVE PLANS AND STOCK WARRANTS - CONTINUED

    The weighted average per share exercise price of stock options granted, exercised and canceled during 1998 was $23.38, $8.17 and $16.91, respectively. The weighted average fair value of stock options granted during 1998 was $9.97 per share. The weighted average fair value of stock purchase shares issued during 1998 was $4.95 per share.

    The weighted average per share exercise price of stock options granted, exercised and canceled during 1997 was $23.49, $2.41 and $7.25, respectively. The weighted average fair value of stock options granted during 1997 was $10.27 per share. The weighted average fair value of stock purchase shares issued during 1997 was $5.10 per share. The weighted average exercise price of the 1,439,479 and 749,229 options outstanding and exercisable as of December 31, 1997, was $21.56 and $17.28, respectively.

    The weighted average per share exercise price of stock options granted, exercised and canceled during 1996 was $18.48, $2.02 and $5.53, respectively. The weighted average fair value of stock options granted during 1996 was $9.38 per share. The weighted average fair value of stock purchase shares issued during 1996 was $5.49 per share. The weighted average exercise price of the 1,013,781 and 472,813 options outstanding and exercisable as of December 31, 1996, was $17.09 and $14.61, respectively.

    A summary of activity in the Plan and the Directors Plan through December 31, 1998 follows:

                                                        OPTIONS
                                                       AVAILABLE                      PRICE
                                                       FOR AWARD   OUTSTANDING      PER SHARE
                                                       ---------   -----------   ---------------

                        Balance at January 1, 1996.      162,434      785,200    $  .125--$11.25
                        Authorized.................      400,000           --                 --
                        Awarded....................     (336,400)     336,400    $ 11.75--$24.25
                        Exercised..................           --      (76,668)   $  .125--$13.00
                        Canceled or repurchased           35,051      (31,151)   $    .25--$9.00
                                                        --------    ----------   ---------------
                        Balance at December 31, 1996     261,085    1,013,781    $  .125--$24.25
                        Authorized.................      310,000           --                 --
                        Awarded....................     (560,800)     560,800    $ 17.25--$30.75
                        Exercised..................           --      (57,507)   $  .125--$20.50
                        Canceled or repurchased....       92,345      (77,595)   $   .32--$25.00
                                                        --------    ---------    ---------------
                        Balance at December 31, 1997     102,630    1,439,479    $  .125--$30.75
                        Authorized.................      750,000           --                 --
                        Awarded....................     (800,175)     800,175    $15.375--$29.25
                        Exercised..................           --     (124,339)   $  .125--$24.75
                        Canceled or repurchased....       95,809      (92,309)   $   .25--$30.75
                                                        --------    ---------    ---------------
                        Balance at December 31, 1998     148,264    2,023,006    $  .125--$30.75

    Deferred compensation of $1,024,190 recorded in 1998 represents the fair value of options to purchase common stock granted to certain non-employees in return for consulting services and is included in the table above. The related compensation expense is being amortized ratably over the periods of service.

                          GELTEX PHARMACEUTICALS, INC.

9. EQUITY INCENTIVE PLANS AND STOCK WARRANTS - (CONTINUED)

    A summary of the weighted-average exercise price and remaining contractual life of options outstanding and the weighted average exercise price of options exercisable under the Plan and the Directors Plan as of December 31, 1998 follows:

                                                                            WEIGHTED-
                                                                             AVERAGE
                                                          WEIGHTED-         REMAINING                      WEIGHTED-
                                                           AVERAGE         CONTRACTUAL                      AVERAGE
                     PRICE PER          OPTIONS           EXERCISE             LIFE         OPTIONS        EXERCISE
                       SHARE          OUTSTANDING           PRICE            (YEARS)      EXERCISABLE        PRICE
                  --------------      -----------         ---------        -----------    -----------      ---------

                  $   .125--$.32          360,589           $  .27             5.54          360,589        $  .27
                  $ 9.00--$15.00          165,000           $11.70             7.16          157,000        $11.72
                  $15.01--$24.25          799,435           $20.01             8.33          753,182        $19.83
                  $24.26--$30.75          697,982           $26.41             9.00          594,959        $26.32
                                       ----------           ------                         ---------        ------
                                        2,023,006           $22.75                         1,865,730        $22.44
                                       ==========           ======                         =========        ======


    In November 1998, a warrant to purchase 11,400 shares of the Company's Common Stock at an exercise price of $2.50 per share was exercised.

10. INCOME TAXES

    At December 31, 1998, the Company had net operating loss carryforwards of approximately $65,414,000 and research and development tax credit carryforwards of approximately $5,529,000, which expire through 2018. Since the Company has incurred only losses since its inception and due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved this tax benefit. Additionally, the future utilization of net operating loss carryforwards and tax credits may be subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

    The difference between the Company's expected tax provision (benefit), as computed by applying the U.S. Federal Corporate Tax Rate of 34% to income (loss) before provision for income taxes and the actual tax is attributable to tax losses for which the Company has not recognized any tax benefit.

    Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                                                       1998           1997
                                                                                   ------------   ------------

         Deferred tax assets:
              Net operating loss carryforwards............................         $ 26,166,000   $ 21,802,000
              Research and development tax credits........................            5,529,000      3,739,000
              Other.......................................................              661,000        506,000
                                                                                   ------------   ------------
         Total deferred tax assets........................................           32,356,000     26,047,000
                   Valuation allowance....................................          (32,029,000)   (25,829,000)
                                                                                   -------------  ------------
         Net deferred tax assets..........................................              327,000        218,000
         Deferred tax liabilities:
                   Intangible assets and other............................             (327,000)      (218,000)
                                                                                   -------------  ------------
                   Total deferred tax liabilities.........................             (327,000)      (218,000)
                                                                                   -------------  ------------
         Net deferred tax asset (liability)...............................         $         --   $         --
                                                                                   ============   ============

    The valuation allowance increased by $6,200,000 and $12,121,000 during 1998 and 1997, respectively, due primarily to the increase in tax credits and net operating loss carryforwards.

                          GELTEX PHARMACEUTICALS, INC.

11. LONG TERM OBLIGATIONS

    Long term obligations consist of:

                                                                                             DECEMBER 31,
                                                                                          1998          1997
                                                                                      -----------   -----------
         Note payable to a bank bearing interest at LIBOR plus 1.55% (6.86% at
           December 31, 1998) payable in quarterly installments commencing
           June 30, 1998 through June 30, 2002 with a final payment of
           $1,178,571 due on September 30, 2002.................................      $ 6,725,206   $        --
         Note payable to a bank bearing interest at LIBOR plus 1.75% (7.06% at
           December 31, 1998) payable in monthly installments through
           December,  2001......................................................               --     4,990,003
         Note payable to a bank bearing interest at prime (7.75% at December 31,
           1998) payable in quarterly installments commencing June 1998 through
           June, 2002 with a final payment of $1,178,571 due on
           September 30, 2002...................................................               --     3,000,000
         Note payable to a bank bearing interest at prime (7.75% at December 31,
           1998) payable in monthly installments through December, 2000.........          501,588       757,357
         Note payable to a bank.................................................               --       124,359
                                                                                      -----------   -----------
                                                                                        7,226,794     8,871,719
         Less current portion...................................................       (2,020,614)   (1,949,053)
                                                                                      -----------   -----------
                                                                                      $ 5,206,180   $ 6,922,666
                                                                                      ===========   ===========

    In June 1998, the Company consolidated two of its outstanding obligations and amended the terms of the obligations in the following manner: the initial outstanding loan repayment schedule was changed from a monthly to a quarterly payment schedule; the final expiration date of the initial loan was extended to September 30, 2002, from December 1, 2001, and the interest rate on the indebtedness was reduced from LIBOR plus 175 basis points to LIBOR plus 155 basis points, which was 6.86% at December 31, 1998. The second loan was modified in that the interest rate on the indebtedness was changed from the prime rate to LIBOR plus 155 basis points.

    In order to mitigate the impact of fluctuations in U.S. interest rates, the Company entered into an interest rate swap in June 1998 on its principal note payable to a bank. The Company swapped its variable rate of interest, LIBOR plus 1.55%, for a fixed rate of interest of 7.49%. Net interest payable or receivable is determined on a quarterly basis and is insignificant at December 31, 1998.

    The bank loan proceeds have been used to finance the build-out of new facilities and the acquisition of certain equipment. Under the terms of the loan agreements, the Company is required to comply with certain financial covenants. At December 31, 1998 the Company was in compliance with such covenants.

    Substantially all of the Company's equipment is pledged as collateral under the loan agreements.

    At December 31, 1998, the maturities of long term obligations are as follows:

                   1999...........................................................      $ 2,020,614
                   2000...........................................................        1,646,336
                   2001...........................................................        1,421,952
                   2002...........................................................        2,137,892

    Management believes that the carrying value of notes payable approximates fair value at December 31, 1998, given that the interest rates on the Company's bank debt are based on incremental borrowing rates currently available on loans with similar terms and maturities.

                          GELTEX PHARMACEUTICALS, INC.

12. LICENSE AGREEMENT

    In December 1994, the Company entered into a license agreement (the "Agreement") with a Japanese pharmaceutical company (the "Partner") whereby the Company granted to the Partner a license to make, use, and sell certain of the Company's products in certain areas of the world, as defined by the Agreement (the "Territories"). The Agreement requires the Partner to bear all costs to develop and commercialize the licensed products in the respective Territories. In consideration of this Agreement, the Company received a non-refundable license fee in 1994 and milestone payments in 1996 and 1997. The Agreement calls for additional milestone payments to be paid to the Company through the commercialization of the product licensed under the Agreement and royalties based on certain percentages of sales, as defined in the Agreement.

13. EMPLOYEE BENEFIT PLAN

    The Company maintains an Employment Retirement Plan ("401(k) Plan") under section 401(k) of the Internal Revenue Code covering all full-time employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company did not make a contribution to the 401(k) Plan for the years ended December 31, 1998, 1997 and 1996.

14. COMMITMENTS

     On October 21, 1998, the Company entered into a synthetic lease transaction under which the lessor has committed to fund up to an aggregate of $25.0 million for the purchase of a new building to serve as the Company's new headquarters and for the costs associated with the build-out of this facility. The synthetic lease is asset-based financing structured to be treated as an operating lease for accounting purposes. The Company will serve as construction agent for the lessor.

     The lease term commenced on October 21, 1998, and will continue for seven years thereafter. During the construction phase, which is expected to continue through October 1999, rent payments will be capitalized and added to the principal amount funded by lessor. Thereafter, the Company will pay rent on a monthly basis, the amount of which will be based upon the total amount funded by the lessor and the application of a variable interest rate. During the term of the lease, the Company has the option to purchase the building and the improvements for a purchase price equal to the total amount funded by the lessor, plus any accrued and unpaid rent and certain other costs outlined in the agreements (the "Purchase Price"). At the end of the lease term, the Company has the option to (i) purchase the building and the improvements for the Purchase Price, (ii) arrange for the facility to be purchased by a third party, or (iii) return the building and improvements to the lessor; provided, however, in the case of options (ii) and (iii), the Company is contingently liable to the extent the lessor is not able to realize 85% of the Purchase Price upon the sale or other disposition of the property. At December 31, 1998, the lessors total accumulated cost for the land and the partial build-out of the facility was approximately $11.3 million.

     Under the terms of the synthetic lease, the Company is required to comply with certain financial covenants which, among other things, require the maintenance of minimum levels of cash, tangible net worth, liquidity and debt service coverage and prohibits the payment of dividends. The Company was in compliance with these terms at December 31, 1998.

    The Company leases its current offices and research laboratories under an operating lease with an initial ten-year term and a provision for a five-year extension. The Company has entered into a sublease arrangement for its prior facility with another company for an initial three-year term with an option to extend for one year. The original lease agreement between the Company and landlord remains in effect. Total annual future minimum lease payments and minimum sublease payments under these agreements are as follows:

                          GELTEX PHARMACEUTICALS, INC.

14. COMMITMENTS - (CONTINUED)

                                                                             LEASE    SUBLEASE
                                                                           PAYMENTS   PAYMENTS
                                                                          ----------  --------

                            1999...................................       $  377,400  $280,140
                            2000...................................          377,400   256,800
                            2001...................................          377,400         -
                            2002...................................          415,200         -
                            2003...................................          427,800         -
                            Thereafter.............................        1,184,100         -
                                                                          ----------  --------
                            Total..................................       $3,159,300  $536,940
                                                                          ==========  ========

    The future minimum lease payments relating to the synthetic lease, which are not included in the table above, will be approximately $2.0 million per year beginning upon completion of the build-out and continuing for approximately six years, thereafter.

    Rental expense charged to operations was approximately $441,850 in 1998, $279,600 in 1997 and $76,400 in 1996.

RESEARCH CONTRACTS

    The Company routinely contracts with universities, medical centers, contract research organizations, and other institutions for the conduct of research and clinical studies on the Company's behalf. These agreements are generally for the duration of the contracted study and contain provisions that allow the Company to terminate the study prior to its completion.

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

  4.4 Amended and Restated Facility One Term Note issued to Fleet National Bank dated as of May 21, 1997. Filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

  4.5 Security Agreement (Equipment) between the Company and Fleet National Bank dated May 21, 1997. Filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

  4.6 Letter Agreement between the Company and Fleet National Bank dated May 21, 1997. Filed as Exhibit 4.5 to the Company's Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

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

  4.9 Second Loan Modification Agreement between the Company and Fleet National Bank dated as of June 30, 1998 filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

 10.1#        Amended and Restated 1992 Equity Incentive Plan filed as Exhibit
              10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

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

 10.4* License Agreement between the Company and Chugai Pharmaceutical Co., Ltd. dated December 26, 1994. Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

 10.5 Promissory Note executed by the Company in favor of Silicon Valley Bank dated February 2, 1995. Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

 10.6 Form of Common Stock Purchase Agreement. Filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

 10.7         Form of Restricted Common Stock Purchase Agreement. Filed as
              Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

 10.8# Form of Incentive Stock Option Certificate. Filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

 10.9#        Form of Nonstatutory Stock Option Certificate. Filed as Exhibit
              10.20 to the Company's Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

10.10#        Amended and Restated 1995 Director Stock Option Plan. Filed as
              Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

10.11# 1995 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-00864) and incorporated herein by reference.

10.12         Lease Agreement dated February 28, 1997, between the Company and
              J. F. White Properties, Inc. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.13* Contract Manufacturing Agreement between the Company and The Dow Chemical Company. Filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

10.14* Collaboration Agreement among the Company, Genzyme Corporation and RenaGel LLC dated as of June 17, 1997. Filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

10.15 Purchase Agreement between the Company and Genzyme Corporation dated as of June 17, 1997. Filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

10.16*        Operating Agreement of RenaGel LLC dated as of June 17, 1997.
              Filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

10.17*        License Agreement between the Company and Nitto Boseki Co., Ltd.
              Dated as of June 9, 1997. Filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

10.18#        Letter Agreement between the Company and Paul J. Mellett, Jr.
              dated March 11, 1997. Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended 1997 and incorporated herein by reference.

10.19#        Letter Agreement between the Company and Edmund J. Sybertz, Jr.
              dated November 17, 1997. Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended 1997 and incorporated herein by reference.

10.20#        Promissory Note in favor of the Company executed by Edmund J.
              Sybertz, Jr. on June 30, 1998. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

10.21 Purchase and Sale Agreement between Sodexho USA, Inc. and Service Supply Corporation and the Company dated as of August 4, 1998. Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

10.22 Agency Agreement by and between First Security Bank, N.A. and the Company dated October 21, 1998. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

10.23 Lease Agreement by and between First Security Bank, N.A. and the Company dated October 21, 1998. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

10.24* Manufacturing and Supply Agreement (United States) between RenaGel LLC and Circa Pharmaceuticals, Inc. dated as of July 31, 1998. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

 23.1 Consent of Ernst & Young LLP, independent auditors. Filed herewith.

 23.2         Consent of PricewaterhouseCoopers LLP, independent accountants.
              Filed herewith.

 24.1         Power of Attorney. Contained on signature page hereto.

 27.1         Financial Data Schedule. Filed herewith.

 99.1 RenaGel LLC Financial Statements For the Year Ended December 31, 1998 and the period June 6, 1997 (date of inception) through December 31, 1997. Filed herewith.

   * Certain confidential material contained in Exhibit 10.4, 10.13, 10.14, 10.16, 10.17 and 10.24 has been omitted and filed separately with the Securities and Exchange Commission.

   # Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.