Form 10-Q
period 1999-03-31
GELTEX PHARMACEUTICALS INC
filed 1999-05-14
CIK 1001425

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


                                  781-290-5888
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No
                                        ---     ---

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:



           CLASS                                   OUTSTANDING AT MARCH 31, 1999
           -----                                   -----------------------------
Common Stock, $.01 par value                                16,844,708

                          GELTEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

                                                                                                                     PAGE NO.
                                                                                                                     -------
PART I   FINANCIAL INFORMATION

         ITEM 1  Financial Statements

                 Condensed Balance Sheets as of March 31, 1999 and December 31, 1998................................   3

                 Condensed Statements of Operations for the three months ended March 31, 1999 and 1998..............   4

                 Condensed Statements of Comprehensive Loss for the three months ended March 31, 1999 and
                 1998...............................................................................................   5

                 Condensed Statements of Cash Flows for the three months ended March 31, 1999 and 1998..............   6

                 Notes to Condensed Financial Statements............................................................   7

         ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of  Operations.............   7

         ITEM 3  Quantitative and Qualitative Disclosures About Market Risk.........................................   9


PART II     OTHER INFORMATION

         ITEM 6  Exhibits and Reports on Form 8-K...................................................................  10

SIGNATURES..........................................................................................................  11

EXHIBIT INDEX.......................................................................................................  12

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          GELTEX PHARMACEUTICALS, INC.

                      CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                          MARCH 31,        DECEMBER 31,
                                                                             1999              1998
                                                                        -------------     -------------
ASSETS
Current assets:
     Cash and cash equivalents .....................................    $  23,079,762     $  30,874,900
     Marketable securities .........................................       70,236,794        74,077,436
     Prepaid expenses and other current assets .....................        2,383,997         2,708,487
     Due from affiliates ...........................................       10,219,850        10,251,100
     Due from Joint Venture ........................................        1,210,687         1,128,124
     Inventory .....................................................          776,954                --
                                                                        -------------     -------------
Total current assets ...............................................      107,908,044       119,040,047
Long-term receivables, affiliates ..................................          470,000           470,000
Long-term receivables ..............................................           32,755            32,725
Property and equipment, net ........................................        7,947,516         7,899,470
Intangible assets, net .............................................          889,020           818,963
Investment in Joint Venture ........................................        6,741,028         5,183,580
                                                                        -------------     -------------
                                                                        $ 123,988,363     $ 133,444,785
                                                                        =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable and accrued expenses .........................        5,185,413         4,848,728
     Due to Joint Venture ..........................................               --         1,349,400
     Current portion of long-term obligations ......................        1,266,344         2,020,614
                                                                        -------------     -------------
Total current liabilities ..........................................        6,451,757         8,218,742
Long-term obligations, less current portion ........................        5,206,180         5,206,180
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000,000
         Shares authorized, none issued or outstanding .............               --                --
     Common Stock, $.01 par value, 50,000,000 shares authorized;
     16,844,708 and 16,792,444 shares issued and outstanding
     at March 31, 1999 and December 31, 1998, respectively .........          168,447           167,924
     Additional paid-in capital ....................................      186,923,736       186,762,715
     Deferred compensation .........................................         (624,080)         (663,722)
     Unrealized gain on available-for-sale securities ..............          110,824           264,388
     Accumulated deficit ...........................................      (74,248,501)      (66,511,442)
                                                                        -------------     -------------
Total stockholders' equity .........................................      112,330,426       120,019,863
                                                                        -------------     -------------
                                                                        $ 123,988,363     $ 133,444,785
                                                                        =============     =============

                   The accompanying notes are an integral part
                          of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                         -------------------------------
                                                                             1999               1998
                                                                         ------------       ------------
Revenue:
   Collaborative Joint Venture project reimbursement ..............      $  1,882,914       $  1,538,650
   Contract Revenue ...............................................         1,751,669                 --
                                                                         ------------       ------------
Total revenue .....................................................         3,634,583          1,538,650
Costs and expenses:
   Research and development .......................................         6,852,041          7,400,499
   Collaborative Joint Venture project costs ......................         1,882,914          1,538,650
                                                                         ------------       ------------
      Total research and development ..............................         8,734,955          8,939,149
   General and administrative .....................................         1,514,126          1,167,692
                                                                         ------------       ------------
Total costs and expenses ..........................................        10,249,081         10,106,841
                                                                         ------------       ------------
Loss from operations ..............................................        (6,614,498)        (8,568,191)
Interest income, net ..............................................         1,148,100            567,407
Equity in net loss of Joint Venture ...............................        (2,270,662)          (895,672)
                                                                         ------------       ------------
Net loss ..........................................................      $ (7,737,060)      $ (8,896,456)
                                                                         ============       ============
Basic and diluted net loss per share ..............................      $      (0.46)      $       (.63)
                                                                         ============       ============
Shares used in computing basic and diluted net loss per share .....        16,835,000         14,099,000













                   The accompanying notes are an integral part
                          of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                          -----------------------------
                                                                             1999              1998
                                                                          -----------       -----------

Net loss ...........................................................      $(7,737,060)      $(8,896,456)
Other Comprehensive Income (Loss):
    Unrealized gain (loss) on securities held during the period ....         (153,564)           19,571
                                                                          -----------       -----------
Comprehensive loss .................................................      $(7,890,624)      $(8,876,885)
                                                                          ===========       ===========

























                   The accompanying notes are an integral part
                          of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                          -----------------------------
                                                                             1999              1998
                                                                          -----------       -----------

OPERATING ACTIVITIES
Net loss ...........................................................      $(7,737,060)      $(8,896,456)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization ...................................          491,070           504,200
   Equity in net loss of Joint Venture .............................        2,283,952           895,672
   Compensation from issuance of stock options .....................          164,367           239,771
   Due from affiliates .............................................           31,250                --
   Changes in operating assets and liabilities:
       Prepaid expenses and other current assets ...................          324,490          (655,528)
       Due from Joint Venture ......................................          (82,563)        1,310,167
       Long-term receivables .......................................              (30)            1,020
       Accounts payable and accrued expenses .......................          336,685        (2,162,140)
       Amount due to Joint Venture .................................       (1,349,400)               --
       Inventory ...................................................         (776,954)               --
                                                                          -----------       -----------
Net cash used in operating activities ..............................       (6,314,193)       (8,763,294)

INVESTING ACTIVITIES
Purchase of marketable securities ..................................      (12,430,118)      (56,255,844)
Proceeds from sale and maturities of marketable securities .........       16,098,566        17,123,835
Investment in Joint Venture ........................................       (3,841,400)       (1,806,776)
Purchase of intangible assets ......................................         (147,056)         (167,110)
Purchase of property and equipment, net ............................         (462,116)         (395,432)
                                                                          -----------       -----------
Net cash used in investing activities ..............................         (782,124)      (41,501,327)

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of issuance costs ...........           55,449        77,459,470
Payments on notes payable ..........................................         (754,270)         (343,664)
                                                                          -----------       -----------
Net cash provided by financing activities ..........................         (698,821)       77,115,806
                                                                          -----------       -----------
Increase (decrease) in cash and cash equivalents ...................       (7,795,138)       26,851,185
Cash and cash equivalents at beginning of period ...................       30,874,900        26,689,190
                                                                          -----------       -----------
Cash and cash equivalents at end of period .........................      $23,079,762       $53,540,375
                                                                          ===========       ===========


Interest paid ......................................................      $   134,404       $   147,350



                   The accompanying notes are an integral part
                          of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 1998 included in the Company's Annual Report on Form 10-K (File Number 0-26872) as filed with the Securities and Exchange Commission.

2.   RECLASSIFICATION

     Certain amounts from the prior year have been reclassified to conform to the current year presentation.


3.   JOINT VENTURE AGREEMENT

          In June 1997, the Company entered into a joint venture with Genzyme Corporation for the final development and commercialization of Renagel(R) Capsules (the "Joint Venture"). The Company accounts for its investment in the Joint Venture using the equity method.

          Summarized financial information regarding the Joint Venture for the three months ended March 31, 1999 is as follows:


Net sales................................................       $     3,545,965
Cost of products sold....................................             1,515,440
Loss from operations.....................................            (5,737,412)
Net loss.................................................            (4,541,324)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

       The Company earned revenues of $3.6 million during the three months ended March 31, 1999 compared with $1.5 million earned during the three months ended March 31, 1998. Under the terms of the Collaboration Agreement the Company has entered into with Genzyme Corporation for the commercialization of Renagel(R) (the "Joint Venture"), the Company and Genzyme Corporation are each expected to fund the Joint Venture in an amount equal to 50% of the budgeted costs and expenses of the project for the relevant period. Each party that incurs project expenses, either as internal operating costs or as third party obligations, will be reimbursed by the Joint Venture for 100% of the costs incurred. In the period ended March 31, 1999, $1.9 million of the total revenue earned by the Company represents reimbursement from the Joint Venture for certain Renagel(R) development costs incurred by the

Company. In the period ended March 31, 1998, all $1.5 million in revenue earned by the Company represents reimbursement from the Joint Venture for certain Renagel development costs incurred by the Company. The amount of reimbursement revenue earned by the Company will vary according to the obligations of, and related expenses incurred by the Company, and is expected to decrease in the future as the Company completes the development activities for the Joint Venture. The remaining $1.7 million in revenue earned in the three months ended March 31, 1999, represents non-recurring reimbursement by the Company's Japanese partner for certain Renagel process development and manufacturing costs incurred by the Company.

     The Company's total operating expenses for the three months ended March 31, 1999 were $10.2 million, as compared to $10.1 million during the three months ended March 31, 1998. Research and development expenses decreased to $8.7 million for the three months ended March 31, 1999 from $8.9 million for the three months ended March 31, 1998 due primarily to decreased manufacturing costs associated with the development of Renagel(R). General and administrative expenses increased to $1.5 million for the three months ended March 31, 1999 from $1.2 million for the three months ended March 31, 1998 due primarily to increased administrative costs, including personnel and business development expenses.

     The Company's equity in the loss of the Joint Venture with Genzyme Corporation was $2.3 million for the three months ended March 31, 1999, as compared to $0.9 million for the three months ended March 31, 1998. These amounts represent the Company's portion of the Joint Venture's loss for the relevant period, and reflect the increase costs associated with the commercial launch of Renagel.

     Net interest income increased to $1.1 million for the three months ended March 31, 1999 from $0.6 million for the three months ended March 31, 1998, due primarily to increases in cash balances available for investment due to the Company's public offering of common stock in March 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had $93 million in cash, cash equivalents and marketable securities as compared to $105 million at December 31, 1998. The Company believes that its existing cash balances and marketable securities will be sufficient to fund its operations through at least 2001.

     On October 21, 1998, the Company entered into a synthetic lease transaction under which the lessor has committed to fund up to an aggregate of $25.0 million for the purchase of a new building to serve as the Company's new headquarters and for the costs associated with the build-out of this facility. The synthetic lease is asset-based financing structured to be treated as an operating lease for accounting purposes. The Company will serve as construction agent for the lessor. At March 31, 1999, the lessor's total accumulated cost for the land and the partial build-out of the facility was approximately $12.5 million. Under the terms of the synthetic lease, the Company is required to comply with certain financial covenants which, among other things, require the maintenance of minimum levels of cash, tangible net worth, liquidity and debt service coverage and prohibits the payment of dividends. The Company was in compliance with these terms at March 31, 1999.

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

     In 1998, the Company developed a plan to ensure that its systems would be Year 2000 compliant. The plan consists of four phases: (1) assessment--identifying all IT systems that use date functions and assessing Year 2000 functionality and compliance, (2) remediation--reprogramming or replacing inventoried items to ensure Year 2000 compliance, (3) testing--testing the code modifications or new inventory with other associated systems, including date testing and quality assurance to ensure successful operation in the post-1999 environment, and (4) implementation--returning all remediated and successfully tested items back into normal operation. This plan encompasses IT and embedded systems, as well as third party exposure.

The Company's State of Readiness

     As of December 31, 1998, the Company had completed all four phases of the plan for its IT systems and has concluded that its IT systems are Year 2000 compliant. The assessment phase for the embedded systems is complete. The assessment indicated that certain systems are not Year 2000 compliant. The Company will complete the remaining three phases of testing for these non-compliant systems by December 1999. The cost of remediating these non-compliant systems will be approximately $100,000 and will be funded from available cash.

Third Parties and Their Exposure to Year 2000

     The Company has continued formal communications with all significant third parties, primarily, clinical trial sites, contract research organizations and contract manufacturers. The Company has requested and has received from a majority of these third parties, written statements regarding their knowledge of and plans for being Year 2000 compliant. The Company has one direct system interface with a third party and has received verification that the system interface is Year 2000 compliant.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks were reported in the Notes to the Financial Statements for the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There have been no material changes in these risks since the end of the year.

                           PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

             See the Exhibit Index on page 12 hereto.

(b)      Reports on Form 8-K.

             None.

                          GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q

                                 MARCH 31, 1999

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               GELTEX PHARMACEUTICALS, INC.

DATE:       May 13, 1999                       BY:   /s/ Paul J. Mellett, Jr.
            ------------                             ------------------------
                                                     Paul J. Mellett, Jr.
                                                     Duly Authorized Officer and
                                                     Principal Financial Officer

                                           EXHIBIT INDEX



      EXHIBIT NUMBER                      DESCRIPTION
      --------------                      -----------

          10.1(#) Letter Agreement between the Company and Dr. Douglas Reed entered into as of September 4, 1998

          10.2(#) Promissory Note in favor of the Company executed by Dr. Douglas Reed on December 1, 1998

          10.3(#) Promissory Note in favor of the Company executed by Dr. Douglas Reed on December 31, 1998

          10.4(#) Promissory Note in favor of the Company executed by Dr. Douglas Reed and Linda Reed on December 31, 1998

          27.1      Financial Data Schedule

          ----------------------

          #Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.