Form 10-Q
period 1999-06-30
GELTEX PHARMACEUTICALS INC
filed 1999-08-16
CIK 1001425

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                CLASS                           OUTSTANDING AT JULY 28, 1999
                -----                           ----------------------------

    Common Stock, $.01 par value                         16,881,800

                          GELTEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

                                                                                                                PAGE NO
                                                                                                                -------
PART I   FINANCIAL INFORMATION

         ITEM 1 Financial Statements

                Condensed Balance Sheets as of June 30, 1999 and December 31, 1998.............................    3

                Condensed Statements of Operations for the three months ended June 30, 1999 and 1998...........    4

                Condensed Statements of Operations for the six months ended June 30, 1999 and 1998.............    4

                Condensed Statements of Comprehensive Loss for the three months ended June 30, 1999 and 1998...    5

                Condensed Statements of Comprehensive Loss for the six months ended June 30, 1999 and 1998.....    5

                Condensed Statements of Cash Flows for the six months ended June 30, 1999 and 1998.............    6

                Notes to Condensed Financial Statements........................................................    7

         ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of  Operations.........    8

         ITEM 3 Quantitative and Qualitative Disclosures About Market Risk.....................................   10


PART II  OTHER INFORMATION

         ITEM 4 Submission of Matters to a Vote of Security Holders............................................   11

         ITEM 5 Other Information..............................................................................   11

         ITEM 6 Exhibits and Reports on Form 8-K...............................................................   12

SIGNATURE......................................................................................................   13

EXHIBIT INDEX..................................................................................................   14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GELTEX PHARMACEUTICALS, INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      JUNE 30,         DECEMBER 31,
                                                                                        1999               1998
                                                                                    ------------       ------------
ASSETS
Current assets:
    Cash and cash equivalents ..................................................    $  7,814,696       $ 30,874,900
     Marketable securities .....................................................      70,657,590         74,077,436
     Prepaid expenses and other current assets .................................       2,821,311          2,708,487
     Due from affiliates .......................................................      10,251,100         10,251,100
     Due from Joint Venture ....................................................         444,679          1,128,124
     Inventory .................................................................       3,186,113                 --
                                                                                    ------------       ------------
Total current assets ...........................................................      95,175,489        119,040,047
Long-term receivables, affiliates ..............................................         470,000            470,000
Long-term receivables ..........................................................           1,591             32,725
Property and equipment, net ....................................................       7,712,919          7,899,470
Intangible assets, net .........................................................       1,050,229            818,963
Investment in Joint Venture ....................................................       9,064,919          5,183,580
                                                                                    ------------       ------------
                                                                                    $113,475,147       $133,444,785
                                                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable and accrued expenses .....................................    $  4,450,295          4,848,728
     Due to Joint Venture ......................................................              --          1,349,400
     Current portion of long-term obligations ..................................         840,808          2,020,614
                                                                                    ------------       ------------
Total current liabilities ......................................................       5,291,103          8,218,742
Long-term obligations, less current portion ....................................       5,206,180          5,206,180
Commitments and contingencies ..................................................              --                 --
Stockholders' equity:
     Common Stock, $.01 par value, 50,000,000 shares authorized;
     16,865,180 and 16,792,444 shares issued and outstanding
     at June 30, 1999 and December 31, 1998, respectively ......................         168,652            167,924
     Additional paid-in capital ................................................     187,104,318        186,762,715
     Deferred compensation .....................................................        (457,620)          (663,722)
     Accumulated other comprehensive (loss) income .............................        (159,819)           264,388
     Accumulated deficit .......................................................     (83,677,667)       (66,511,442)
                                                                                    ------------       ------------
Total stockholders' equity .....................................................     102,977,864        120,019,863
                                                                                    ------------       ------------

                                                                                    $113,475,147       $133,444,785
                                                                                    ============       ============




    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               THREE MONTHS                  SIX MONTHS
                                                                              ENDED JUNE 30,                ENDED JUNE 30,
                                                                           1999           1998           1999            1998
                                                                       -----------    -----------    ------------    ------------
Revenue:
   Collaborative Joint Venture project reimbursement ...............   $ 1,078,682    $ 3,660,169    $  2,961,596    $  5,198,819
   Contract Revenue ................................................            --             --       1,751,670              --
                                                                       -----------    -----------    ------------    ------------
Total revenue ......................................................     1,078,682      3,660,169       4,713,266       5,198,819
Costs and expenses:
   Research and development ........................................     7,046,371      4,206,588      13,890,501      11,608,472
   Collaborative Joint Venture project costs .......................     1,078,682      3,660,169       2,961,596       5,198,819
                                                                       -----------    -----------    ------------    ------------
      Total research and development ...............................     8,125,053      7,866,757      16,852,097      16,807,291
   General and administrative ......................................     1,620,449      1,406,728       3,134,576       2,573,035
                                                                       -----------    -----------    ------------    ------------
Total costs and expenses ...........................................     9,745,502      9,273,485      19,986,673      19,380,326
                                                                       -----------    -----------    ------------    ------------

Loss from operations ...............................................    (8,666,820)    (5,613,316)    (15,273,407)    (14,181,507)

Interest income, net ...............................................     1,040,236      1,023,948       2,188,337       1,591,354
Equity in net loss of Joint Venture ................................    (1,789,299)    (2,028,881)     (4,067,864)     (2,924,553)
                                                                       -----------    -----------    ------------    ------------

Net loss ...........................................................   $(9,415,883)   $(6,618,249)   $(17,152,934)   $(15,514,706)
                                                                       ===========    ===========    ============    ============

Basic and diluted net loss per share ...............................   $     (0.56)   $     (0.40)   $      (1.02)   $      (0.97)
                                                                       ===========    ===========    ============    ============
Shares used in computing basic and diluted net loss per share ......    16,854,000     16,700,000      16,844,000      16,052,000


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                 THREE MONTHS                  SIX MONTHS
                                                                                ENDED JUNE 30,                ENDED JUNE 30,
                                                                             1999           1998           1999            1998
                                                                         -----------    -----------    ------------    ------------

Net loss .............................................................   $(9,415,883)   $(6,618,249)   $(17,152,934)   $(15,514,706)
Other Comprehensive Income (Loss):
    Unrealized gain (loss) on securities held during the period ......      (270,643)           248        (424,207)         19,820
                                                                         -----------    -----------    ------------    ------------
 Comprehensive loss ..................................................   $(9,686,526)   $(6,618,001)   $(17,577,141)   $(15,494,886)
                                                                         ===========    ===========    ============    ============


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                         1999               1998
                                                                                     ------------      -------------

OPERATING ACTIVITIES
Net loss .......................................................................     $(17,152,934)     $ (15,514,706)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ...............................................          993,010            606,647
   Equity in net loss of Joint Venture .........................................        4,067,964          2,924,553
   Compensation from issuance of stock options .................................          375,738            304,771
   Changes in operating assets and liabilities:
        Prepaid expenses and other current assets ..............................         (112,824)        (1,075,545)
        Due from Joint Venture .................................................          683,445            (85,480)
        Long-term receivables ..................................................           31,134             (1,020)
        Accounts payable and accrued expenses ..................................         (398,433)        (3,357,556)
        Amount due to Joint Venture ............................................       (1,349,400)                --
        Inventory ..............................................................       (3,186,133)                --
                                                                                     ------------      -------------
Net cash used in operating activities ..........................................      (16,048,413)       (16,198,336)


INVESTING ACTIVITIES
Purchase of marketable securities ..............................................      (13,285,856)      (170,925,547)
Proceeds from sale and maturities of marketable securities .....................       16,098,566         96,473,671
Investment in Joint Venture ....................................................       (7,949,303)        (3,586,755)
Purchase of intangible assets ..................................................         (386,997)          (238,485)
Purchase of property and equipment, net ........................................         (650,726)          (869,408)
                                                                                     ------------      -------------
Net cash used in investing activities ..........................................       (6,174,316)       (79,146,524)

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of issuance costs .......................          342,331         77,136,262
Payments on long-term obligations ..............................................       (1,179,806)          (547,538)
                                                                                     ------------      -------------
Net cash provided by (used in) financing activities ............................         (837,475)        76,588,724
Decrease in cash and cash equivalents ..........................................      (23,060,204)       (18,756,136)
Cash and cash equivalents at beginning of period ...............................       30,874,900         26,689,190
                                                                                     ------------      -------------
Cash and cash equivalents at end of period .....................................        7,814,696      $   7,933,054
                                                                                     ============      =============

Interest paid ..................................................................     $    259,720      $     180,322


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements for the three and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 1998 included in the Company's Annual Report on Form 10-K (File Number 0-26872) as filed with the Securities and Exchange Commission.

2.    SUBSEQUENT EVENTS

      On July 30, 1999, the Company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration for Cholestagel(R) (colesevelam hydrochloride), for the treatment of hypercholesterolemia, a condition characterized by undesirably high blood cholesterol levels.

      On August 16, 1999, the Company announced that it had entered into a definitive agreement (the "Merger Agreement") to acquire SunPharm Corporation ("SunPharm"). Under the terms of the Merger Agreement, which was approved by each company's board of directors, each share of SunPharm preferred stock outstanding immediately prior to the effective time of the merger will be automatically converted into between 0.18338 and 0.21740 shares of the Company's common stock and each share of SunPharm common stock outstanding immediately prior to the effective time of the merger will be automatically converted into between 0.12225 and 0.14493 shares of the Company's common stock, in each case subject to adjustment as set forth in the Merger Agreement. Based on the Company's closing stock price of $14.25 on August 13, 1999, the transaction will be valued at approximately $16.5 million. The transaction is subject to approval by SunPharm shareholders as well as other customary requirements. The transaction is expected to be completed during the last quarter of fiscal 1999, and will be accounted for using the "purchase accounting" method.

3.    RECLASSIFICATION

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

     Summarized financial information regarding the Joint Venture for the three and six months ended June 30, 1999 is as follows:

                                                 THREE MONTHS       SIX MONTHS
                                                     ENDED             ENDED
                                                 JUNE 30, 1999     JUNE 30, 1999
                                                 -------------     -------------

        Net sales..............................  $  4,121,658       $ 7,667,623
        Cost of products sold..................     1,562,361         3,077,801
        Loss from operations...................    (3,894,588)       (9,647,806)
        Net loss...............................    (3,578,598)       (8,135,729)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

      The Company earned revenue of $1.1 million during the three months ended June 30, 1999 compared with $3.7 million earned during the three months ended June 30, 1998. During the six months ended June 30, 1999, revenues earned were $4.7 million compared with $5.2 million earned during the six months ended June 30, 1998. Under the terms of the Collaboration Agreement the Company has entered into with Genzyme Corporation ("Genzyme") for the commercialization of Renagel(R) (the "Joint Venture"), the Company and Genzyme are each expected to fund the Joint Venture in an amount equal to 50% of the budgeted costs and expenses of the project for the relevant period. Each party that incurs project expenses, either as internal operating costs or as third party obligations, will be reimbursed by the Joint Venture for 100% of the costs incurred. In the three month period ended June 30, 1999, all revenue earned by the Company represents reimbursement from the Joint Venture for certain Renagel(R) development costs incurred by the Company. For the six month period ended June 30, 1999, $1.7 million of the total revenue earned represents non-recurring reimbursement by the Company's Japanese partner for certain Renagel(R) process development and manufacturing costs incurred by the Company. The remaining $3.0 million of revenue earned in the six month period ended June 30, 1999 represents reimbursement from the Joint Venture for certain Renagel(R) development costs incurred by the Company. All revenue earned in the three and six month periods ended June 30, 1998 represents reimbursement from the Joint Venture for certain Renagel(R) development costs incurred by the Company. The amount of reimbursement revenue earned by the Company will vary according to the obligations of, and related expense incurred, by the Company, and is expected to continue to decrease as the Company completes the development activities for the Joint Venture.

      The Company's total operating expenses for the three months ended June 30, 1999 increased by $0.4 million to $9.7 million from $9.3 million during the same period in 1998. The Company's total operating expenses were $20.0 million and $19.4 million for the six months ended June 30, 1999 and 1998, respectively. Research and development expenses increased by $0.2 million to $8.1 million for the three month period ended June 30, 1999 from $7.9 million for the period ended June 30, 1998. For the six months ended June 30, 1999 and 1998, research and development expenses were $16.8 million. The relatively flat research and development expense is due to the decrease in the development activities for the Joint Venture offset by an increase in the costs associated with the Company's other research programs. The Company expects its research and development expenses to increase in connection with the continuing development of processes for the manufacture of commercial quantities of Cholestagel, the expansion of the anti-obesity, infectious diseases and other research and development programs, and with the research and development activities associated with the SunPharm acquisition. General and administrative expenses increased $0.2 million to $1.6 million for the three months ended June 30, 1999 from $1.4 million for the same period a year ago. During the six month period ended June 30, 1999, general and administrative expenses increased to $3.1 million from $2.6 million during the same period in 1998. The increase was due primarily to increased business development and increased administrative personnel costs.

      The Company's equity in the net loss of the Joint Venture with Genzyme Corporation was $1.8 million and $2.0 million for the three month periods ended June 30, 1999 and 1998, respectively. For the six month periods ended June 30, 1999 and 1998, the Company's equity in the net loss of the Joint Venture was $4.1 million and $2.9 million, respectively. These costs represent the Company's portion of the Joint Venture loss for the relevant periods and reflect the increased costs associated with the commercial launch of Renagel(R). The Company expects that the Joint Venture will continue to operate at a loss at least into 2000.

      Net interest income remained constant at $1.0 million for the three months ended June 30, 1999 and 1998. For the six month period ended June 30, 1999 and 1998, net interest income was $2.2 million and $1.6 million, respectively. The increase was due primarily to net higher average cash balances during the six month period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1999, the Company had $78 million in cash, cash equivalents and marketable securities as compared to $105 million at December 31, 1998. The Company believes that its existing cash balances and marketable securities will be sufficient to fund its operations through at least 2001.

      On October 21, 1998, the Company entered into a synthetic lease transaction under which the lessor has committed to fund up to an aggregate of $25.0 million for the purchase of a new building to serve as the Company's new headquarters and for the costs associated with the build-out of this facility. The synthetic lease is asset-based financing structured to be treated as an operating lease for accounting purposes. The Company is serving as construction agent for the lessor. At June 30, 1999, the lessor's total accumulated cost for the land and the partial build-out of the facility was approximately $15.3 million. Under the terms of the synthetic lease, the Company is required to comply with certain financial covenants which, among other things, require the maintenance of minimum levels of cash, tangible net worth, liquidity and debt service coverage and prohibits the payment of dividends. The Company was in compliance with these terms at June 30, 1999.

      In August 1999, the Company entered into a Purchase and Sale Agreement to acquire a building and land adjacent to the Company's new headquarters. The purchase, which is contingent upon the favorable outcome of certain due diligence to be conducted by the Company throughout the month of August is expected to close in the third quarter of 1999. The Company expects to secure financing sufficient to fund $3.0 million of the $3.2 million purchase price through an amendment to its existing long-term debt agreement.

      The Company is in negotiations with a financial institution to establish a $5.0 million lease line to finance the cost of equipment purchases. It is expected that the line will be drawn down for purchases and will be repaid in 48 equal monthly installments commencing in July 2000.

      The Company has agreed in principle to the terms of a manufacturing agreement with its contract manufacturer for the production of bulk inventory for Cholestagel. The Company will be obligated under the terms of the agreement to pay approximately 352.1 million Austrian schillings (approximately $27.6 million as of June 30, 1999) through 2000. The Company is proceeding with payments to the manufacturer, and as of June 30, 1999 has paid approximately $3.1 million.

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

The Company's State of Readiness

    As of December 31, 1998, the Company had completed all four phases of the plan for its IT systems and has concluded that its IT systems are Year 2000 compliant. The assessment phase for the embedded systems is complete. The assessment indicated that certain embedded systems are not Year 2000 compliant. The Company will complete the remaining three phases of testing for these non-compliant embedded systems by December 1999. The cost of remediating these non-compliant embedded systems will be approximately $100,000 and will be funded from available cash.

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

                           PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's 1999 Annual Meeting of Stockholders was held May 27, 1999. The following is a description of the three matters submitted to a vote of the stockholders at such meeting and the results of voting.

    (i) At the meeting a director was elected to serve on the Company's Board of Directors.

                                              Number of Shares
                            Number of Shares    Voted Against       Number of
          Director Elected     Voted For         Or Withheld    Shares Abstained
        ------------------  ----------------  ----------------  ----------------
        Robert J. Carpenter    12,879,601           219,470          10,177

    There were no broker non-votes with respect to this matter.

    The following directors' terms of office as directors continued after the meeting: Mark Skaletsky, J. Richard Crout, Henri Termeer and Jesse Treu.

    (ii) The Stockholders also approved an amendment to the Company's 1992 Equity Incentive Plan to increase the number of shares of Common Stock reserved under such plan from 2,750,000 to 3,350,000.

                Number of Shares Voted For:                          12,424,418
                Number of Shares Voted Against or Withheld:             664,476
                Number of Shares Abstained:                              10,177

    There were no broker non-votes with respect to this matter.

    (iii) The Stockholders also approved an amendment to the Company's 1995 Director Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under this Plan from 110,000 to 150,000.

                Number of Shares Voted For:                          12,935,568
                Number of Shares Voted Against or Withheld:             152,666
                Number of Shares Abstained:                              10,837

    There were no broker non-votes with respect to this matter.

ITEM 5.    OTHER INFORMATION

    On August 16, 1999, the Company announced that it had entered into a definitive agreement (the "Merger Agreement") to acquire SunPharm Corporation ("SunPharm"), a development stage biotechnology company. SunPharm is focused on the development of small molecule pharmaceutical products, consisting of novel polyamine analogue and metal chelator compounds. SunPharm's drug development efforts are focused on cancer, refractory diarrhea associated with acquired immunodeficiency syndrome, other gastrointestinal disorders, and iron overload.

    Under the terms of the Merger Agreement, which was approved by each company's board of directors, each share of SunPharm preferred stock outstanding immediately prior to the effective time of the merger will be automatically converted into between 0.18338 and 0.21740 shares of the Company's common stock and each share of SunPharm common stock outstanding immediately prior to the effective time of the merger will be automatically converted into between
0.12225 and 0.14493 shares of the Company's common stock, in each case subject to adjustment as set forth in the Merger Agreement. Based on the Company's closing stock price of $14.25 on August 13, 1999, the transaction will be valued at approximately $16.5 million. The transaction is subject to approval by SunPharm shareholders as well as other customary requirements. The transaction is expected to be completed during the last quarter of fiscal 1999, and will be accounted for using the "purchase accounting" method. Attached and incorporated herein by reference in its entirety as Exhibit 10.3 is a copy of the Merger Agreement.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)   Exhibits.

                 See the Exhibit Index on page 14 hereto.

           (b)   Reports on Form 8-K.

                 None.

                          GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q

                                  JUNE 30, 1999

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GELTEX PHARMACEUTICALS, INC.

DATE: August 16, 1999                         BY: /s/ Paul J. Mellett, Jr.
                                                 -------------------------------
                                                 Paul J. Mellett, Jr.
                                                 Duly Authorized  Officer and
                                                 Principal Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

     10.1#         Amended and restated 1992 Equity Incentive Plan.

     10.2#         Amended and restated 1995 Director Stock Option Plan.

     10.3* Agreement and Plan of Merger dated as of August 13, 1999 among GelTex Pharmaceuticals, Inc., SunPharm Corporation, and Shine Acquisition Sub., Inc.

     10.4          Purchase and Sale Agreement between Barry L. Solar and Robert
                   L. Solar as Trustees of 211 Second Avenue Realty Trust and the Company dated as of July 26, 1999.

     27.1          Financial Data Schedule

------------------


# Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.

* Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Merger Agreement are omitted. A list of such schedules appears in the Merger Agreement. The Company hereby undertakes to furnish supplementally a copy of any omitted schedule to the Commission upon request.