Form 10-Q
period 1999-09-30
GELTEX PHARMACEUTICALS INC
filed 1999-11-12
CIK 1001425

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

             153 SECOND AVENUE
           WALTHAM, MASSACHUSETTS                        02451
  (Address of principal executive offices)             (Zip Code)


                                  781-290-5888
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:



                 CLASS                     OUTSTANDING AT NOVEMBER 9, 1999
                 -----                     -------------------------------

      Common Stock, $.01 par value                   16,886,800

                          GELTEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

                                                                         PAGE NO
                                                                         -------

PART I  FINANCIAL INFORMATION

        ITEM 1  Financial Statements

                Condensed Balance Sheets as of September 30, 1999 and
                 December 31, 1998......................................    3

                Condensed Statements of Operations for the three months
                 ended September 30, 1999 and 1998......................    4

                Condensed Statements of Operations for the nine months
                 ended September 30, 1999 and 1998......................    4

                Condensed Statements of Comprehensive Loss for the
                 three months ended September 30, 1999 and 1998.........    5

                Condensed Statements of Comprehensive Loss for the
                 nine months ended September 30, 1999 and 1998..........    5

                Condensed Statements of Cash Flows for the nine
                 months ended September 30, 1999 and 1998...............    6

                Notes to Condensed Financial Statements.................    7

        ITEM 2  Management's Discussion and Analysis of Financial
                 Condition and Results of  Operations...................    8

        ITEM 3  Quantitative and Qualitative Disclosures About
                 Market Risk............................................   10


PART II OTHER INFORMATION

        ITEM 4  Exhibits and Reports on Form 8-K........................   10


SIGNATURE...............................................................   11

EXHIBIT INDEX...........................................................   12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GELTEX PHARMACEUTICALS, INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1999          1998
                                                     ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents......................... $  6,028,577  $ 30,874,900
  Marketable securities.............................   56,161,537    74,077,436
  Prepaid expenses and other current assets.........    4,207,167     2,708,487
  Due from affiliates...............................   10,251,100    10,251,100
  Inventory
    Work in process.................................    4,035,022            --
  Due from Joint Venture............................      422,048     1,128,124
                                                     ------------  ------------
Total current assets................................   81,105,451   119,040,047
Long-term receivables, affiliates...................      443,000       470,000
Long-term receivables...............................           --        32,725
Property and equipment, net.........................    7,640,693     7,899,470
Intangible assets, net..............................    1,089,624       818,963
Investment in Joint Venture.........................   11,007,119     5,183,580
                                                     ------------  ------------
                                                     $101,285,887  $133,444,785
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and accrued expenses............. $    839,271     4,848,728
  Due to Joint Venture..............................    1,219,800     1,349,400
  Current portion of long-term obligations..........    1,678,002     2,020,614
                                                     ------------  ------------
Total current liabilities...........................    3,737,073     8,218,742
Long-term obligations, less current portion.........    3,953,898     5,206,180
Commitments and contingencies.......................           --            --
Stockholders' equity:
  Common Stock......................................      168,727       167,924
  Additional paid-in capital........................  187,105,180   186,762,715
  Deferred compensation.............................     (353,231)     (663,722)
  Unrealized gain on available-for-sale securities..     (229,838)      264,388
  Accumulated deficit...............................  (93,095,922)  (66,511,442)
                                                     ------------- -------------
Total stockholders' equity..........................   93,594,916   120,019,863
                                                     ------------  ------------

                                                     $101,285,887  $133,444,785
                                                     ============  ============

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           THREE MONTHS                       NINE MONTHS
                                                                        ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                      1999              1998            1999              1998
                                                                   -----------      -----------      -----------      -----------
Revenue:
   Collaborative Joint Venture project reimbursement ............  $ 1,473,053      $ 1,024,257     $  4,434,648     $  6,223,076
   Contract Revenue .............................................           --               --        1,751,669               --
                                                                   -----------      -----------     ------------     ------------
Total revenue ...................................................    1,473,053        1,024,257        6,186,317        6,223,076
Costs and expenses:
   Research and development .....................................    6,891,802        7,680,242       20,795,596       19,287,329
   Collaborative Joint Venture project costs ....................    1,473,053        1,024,257        4,434,648        6,223,076
                                                                   -----------      -----------     ------------     ------------
      Total research and development ............................    8,364,855        8,704,499       25,230,244       25,510,405
   General and administrative ...................................    1,643,793        1,409,311        4,778,253        3,979,731
                                                                   -----------      -----------     ------------     ------------
Total costs and expenses ........................................   10,008,648       10,113,810       30,008,497       29,490,136

Loss from operations ............................................   (8,535,595)      (9,089,553)     (23,822,180)     (23,267,060)

Interest income, net ............................................      834,741        1,015,683        3,023,078        2,607,037
Equity in net loss of Joint Venture .............................   (1,726,267)      (1,170,433)      (5,785,378)      (4,094,986)
                                                                   -----------      -----------     ------------     ------------

Net loss ........................................................  $(9,427,121)     $(9,244,303)    $(26,584,480)    $(24,755,009)
                                                                   ===========      ===========     ============     ============

Basic and diluted net loss per share ............................  $     (0.56)     $     (0.55)    $      (1.58)    $      (1.54)
                                                                   ===========      ===========     ============     ============
Shares used in computing basic and diluted net loss per share ...   16,871,000       16,707,000       16,853,000       16,075,000

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                   CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                                           THREE MONTHS                     NINE MONTHS
                                                                        ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                       1999             1998            1999             1998
                                                                    -----------     -----------     ------------     ------------

Net loss                                                            $(9,427,121)    $(9,244,303)    $(26,584,480)    $(24,755,009)
Other Comprehensive Income (Loss):
    Unrealized gain (loss) on securities held during the period....     (70,019)       (218,797)        (494,226)        (198,977)
                                                                    -----------     -----------     ------------     ------------
 Comprehensive loss................................................ $(9,497,140)    $(9,463,100)    $(27,078,706)    $(24,953,986)
                                                                    ===========     ===========     ============     ============

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  NINE MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                            1999               1998
                                                                                        ------------       -------------

OPERATING ACTIVITIES
Net loss ............................................................................   $(26,584,480)      $ (24,755,009)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ....................................................      1,518,263             940,228
   Equity in net loss of Joint Venture ..............................................      5,785,378           4,094,986
   Compensation from issuance of stock options ......................................        472,715             492,337
   Changes in operating assets and liabilities:
       Prepaid expenses and other current assets ....................................     (1,498,680)           (887,326)
       Due from Joint Venture .......................................................        706,076             549,035
       Long-term receivables ........................................................         32,725                --
       Accounts payable and accrued expenses ........................................     (4,009,457)         (1,467,640)
       Amount due to Joint Venture ..................................................       (129,600)               --
       Inventory ....................................................................     (4,035,022)               --
                                                                                        ------------       -------------
Net cash used in operating activities ...............................................   $(27,742,082)      $ (21,033,389)


INVESTING ACTIVITIES
Purchase of marketable securities ...................................................    (13,285,855)       (214,878,513)
Proceeds from sale and maturities of marketable securities ..........................     30,572,302         147,651,233
Investment in Joint Venture .........................................................    (11,608,917)         (5,797,019)
Purchase of intangible assets .......................................................       (512,177)           (383,295)
Purchase of property and equipment, net .............................................     (1,017,968)         (1,296,607)
                                                                                        ------------       -------------
Net cash provided by (used in) investing activities .................................      4,147,385         (74,704,201)

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of issuance costs ............................        343,268          77,529,626
Payments on long-term obligations ...................................................     (1,594,894)         (1,165,828)
                                                                                        ------------       -------------
Net cash provided by (used in) financing activities .................................     (1,251,626)         76,363,798
Decrease in cash and cash equivalents ...............................................    (24,846,323)        (19,373,792)
Cash and cash equivalents at beginning of period ....................................     30,874,900          26,689,190
                                                                                        ------------       -------------
Cash and cash equivalents at end of period ..........................................   $  6,028,577       $   7,315,398
                                                                                        ============       =============


Interest paid .......................................................................   $    377,951       $     717,039

    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements for the three and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 1998 included in the Company's Annual Report on Form 10-K (File Number 0-26872) as filed with the Securities and Exchange Commission.

2.   BUSINESS CHANGES

     On July 30, 1999, the Company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration for Cholestagel(R) (colesevelam hydrochloride), for the treatment of hypercholesterolemia, a condition characterized by undersirably high blood cholesterol levels.

     On August 16, 1999, the Company announced that it had entered into a definitive agreement (the "Merger Agreement") to acquire SunPharm Corporation ("SunPharm"). Under the terms of the Merger Agremeent, which was approved by each company's board of directors, each share of SunPharm preferred stock oustanding immediately prior to the effective time of the merger will be automatically converted into between 0.18338 and 0.21740 shares of the Company's common stock and each share of SunPharm common stock outstanding immediately prior to the effective time of the merger will be automatically converted into between 0.12225 and 0.14493 shares of the Company's common stock, in each case subject to adjustment as set forth in the Merger Agreement. Based on the Company's closing stock price of $14.25 on August 13, 1999, the transaction would be valued at approximately $16.5 million. The transaction is subject to approval by SunPharm shareholders as well as other customary requirements. The transaction is expected to be completed in November 1999, and will be accounted for using the "purchase accounting" method.

     In October 1999, the Company completed the purchase of a building and land adjacent to the Company's new headquarters. The Company obtained financing for $3.0 million of the $3.2 million purchase price from its principal banking institution and has pledged $3.0 million of its marketable securities as collateral for the note. The note bears interest at a 90-day LIBOR rate (5.52% at September 30, 1999) and is payable on September 30, 2002.

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

    Summarized financial information regarding the Joint Venture for the three and nine months ended September 30, 1999 is as follows:


                                            THREE MONTHS         NINE MONTHS
                                               ENDED                ENDED
                                         SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                         ------------------   ------------------

Net sales.................................   $4,480,728          $12,148,351
Cost of products sold.....................    1,438,323            4,516,124
Loss from operations......................   (3,492,102)         (13,122,401)
Net loss..................................   (3,452,534)         (11,570,756)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     The Company earned revenue of $1.5 million during the three months ended September 30, 1999 compared with $1.0 million earned during the three months ended September 30, 1998. Revenue earned during the nine month periods ended September 30, 1999 and September 30, 1998 was $6.2 million. Under the terms of the Collaboration Agreement the Company has entered into with Genzyme Corporation ("Genzyme") for the commercialization of Renagel(R) (the "Joint Venture"), the Company and Genzyme are each expected to fund the Joint Venture in an amount equal to 50% of the budgeted costs and expenses of the project for the relevant period. Each party that incurs project expenses, either as internal operating costs or as third party obligations, will be reimbursed by the Joint Venture for 100% of the costs incurred. In the three month period ended September 30, 1999, all revenue earned by the Company represents reimbursement from the Joint Venture for certain Renagel(R) development costs incurred bY the Company. For the nine month period ended September 30, 1999, $1.7 million of the total revenue earned represents non-recurring reimbursement by the Company's Japanese partner for certain Renagel(R) process developmenT and manufacturing costs incurred by the Company. The remaining $4.4 million of revenue earned in the nine month period ended September 30, 1999 represents reimbursement from the Joint Venture for certain Renagel(R) developmenT costs incurred by the Company. All revenue earned in the three and nine month periods ended September 30, 1998 represents reimbursement from the Joint Venture for certain Renagel(R) development costs incurred by the Company. The amount of reimbursement revenue earned by the Company will vary according to the obligations of, and related expense incurred, by the Company, and is expected to decrease as the Company completes the development activities for the Joint Venture.

     The Company's total operating expenses for the three months ended September 30, 1999 decreased to $10.0 million from $10.1 million during the same period in 1998. The Company's total operating expenses were $30.0 million and $29.5 million for the nine months ended September 30, 1999 and 1998, respectively. Research and development expenses decreased by $0.3 million to $8.4 million for the three month period ended September 30, 1999 from $8.7 million for the period ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, research and development expenses were $25.2 million and $25.5 million, respectively. The relatively flat research and development expense is due to the decrease in the development activities for the Joint Venture offset by an increase in the costs associated with the Company's other research programs. The Company expects its research and development expenses to increase in connection with the continuing development of processes for the manufacture of commercial quantities of Cholestagel, the expansion of research and development programs, and with the expected research and development activities associated with the SunPharm acquisition. General and administrative expenses increased $0.2 million to $1.6 million for the three months ended September 30, 1999 from $1.4 million for the same period a year ago. During the nine month period ended September 30, 1999, general and administrative expenses increased to $4.8 million from $4.0 million during the same period in 1998. The increase was due primarily to increased administrative personnel, professional and consulting fees, and increased business development expenses.

     The Company's equity in the net loss of the Joint Venture with Genzyme Corporation was $1.7 million and $1.2 million for the three month periods ended September 30, 1999 and 1998, respectively. For the nine month periods ended September 30, 1999 and 1998, the Company's equity in the net loss of the Joint Venture was $5.8 million and $4.1 million, respectively. These costs represent the Company's portion of the Joint Venture loss for the relevant periods and reflect the increased costs associated with the commercial launch of Renagel(R). The CompanY expects that the Joint Venture will continue to operate at a loss at least through 2000.

     Net interest income for the three months ended September 30, 1999 of $0.8 million decreased by $0.2 million from the net interest income of $1.0 million earned during the three months ended September 30, 1998. For the nine month periods ended September 30, 1999 and 1998, net interest income was $3.0 million and $2.6 million, respectively. The decrease in the three month period and the increase in the nine month period were due primarily to different average cash balances during the relevant periods.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had $62.0 million in cash, cash equivalents and marketable securities as compared to $105.0 million at December 31, 1998. The Company believes that its existing cash balances and marketable securities will be sufficient to fund its operations through at least 2001.

     On October 21, 1998, the Company entered into a synthetic lease transaction under which the lessor committed to fund up to an aggregate of $25.0 million for the purchase and build-out of a new building to serve as the Company's new headquarters. The synthetic lease is asset-based financing structured to be treated as an operating lease for accounting purposes. The Company served as construction agent for the lessor and began to occupy the building on September 24, 1999. At September 30, 1999, the lessor's total accumulated cost for the land and the build-out of the facility was approximately $20.2 million. The total costs are projected to approximate $25.0 million. Under the terms of the synthetic lease, the Company is required to comply with certain financial covenants which, among other things, require the maintenance of minimum levels of cash, tangible net worth, liquidity and debt service coverage and prohibits the payment of dividends. The Company was in compliance with these terms at September 30, 1999.

     In October 1999, the Company completed the purchase of a building and land adjacent to the Company's new headquarters. The Company obtained financing for $3.0 million of the $3.2 million purchase price from its principle banking institution and has pledged $3.0 million of its marketable securities as collateral for the note. The note bears interest at a 90-day LIBOR rate (5.52% at September 30, 1999) and is payable on September 30, 2002.

     In September 1999, the Company negotiated a $4.0 million lease line to finance the cost of equipment purchases. The Company will draw down the line over the next 18 months and will repay the line in 60 equal monthly installments commencing in March 2001.

     The Company has entered into an agreement with its contract manufacturer for the initial commercial production of bulk inventory for Cholestagel. The Company will be obligated under the terms of the agreement to pay approximately
352.1 million Austrian schillings (approximately $27.6 million as of September 30, 1999) through 2000. The Company is proceeding with payments to the manufacturer, and as of September 30, 1999 has paid approximately $4.0 million.

     The Company has agreed in principal to the terms of an agreement with its manufacturer of the raw material for Cholestagel and Renagel. Under the terms of the agreement, which is expected to be signed in November 1999, the Company will be obligated to purchase certain minimum quantities of material beginning in 2000. The Company estimates that its minimum purchase obligations during 2000 will be approximately $3.0 million, and that its minimum purchase obligations during each of the remaining six years of the term of the agreement will be approximately $2.7 million.

     In August 1999, the Company entered into a Letter of Intent with a manufacturer to provide certain tableting, packaging and labeling services to the Company with respect to Renagel. Under the terms of the Letter of Intent, GelTex has made minimum purchase commitments, which are expected to commence in 2000 and will be in the amount of approximately $4.0 million a year. The minimum purchase costs are costs associated with the Renagel Joint Venture with Genzyme Corporation and will be borne equally by the Company and Genzyme. The Letter of Intent is expected to be superseded by a definitive Manufacturing Agreement to be entered into between the manufacturer and the Renagel Joint Venture by the end of 1999.

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

The Company's State of Readiness

    As of September 30, 1999, the Company had completed all four phases of the plan for its IT and embedded systems and has concluded that its IT and embedded systems are Year 2000 compliant. The cost of remediating non-compliant embedded systems was funded from available cash.

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

Risks

    The Company's management believes it has an effective plan in place to mitigate the risks of the Year 2000 issue in a timely manner. However, the inability of a third party upon which the Company is dependent to complete its Year 2000 compliance program in a timely manner, as well as disruptions in the general economy resulting from the Year 2000 issue could have a material adverse impact on the Company's results of operations, liquidity or financial position.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks were reported in the Notes to the Financial Statements for the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There have been no material changes in these risks since the end of the year.


ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         See the Exhibit Index on page 14 hereto.

     (b) Reports on Form 8-K.

         None.

                          GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q

                               SEPTEMBER 30, 1999

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GELTEX PHARMACEUTICALS, INC.

DATE:  NOVEMBER 12, 1999                 BY:  /s/ Paul J. Mellett, Jr.
                                              ----------------------------------
                                              Paul J. Mellett, Jr.
                                              Duly Authorized Officer and
                                              Principal Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER                           DESCRIPTION

     4.1 Letter Agreement between GelTex Pharmaceuticals, Inc. and Fleet National Bank dated October 4, 1999.

     4.2 Promissory Note between GelTex Pharmaceuticals, Inc. and Fleet National Bank dated October 4, 1999.

     10.1# Amendment to Promissory Note in favor of the Company executed by Dr. Douglas Reed on December 1, 1998.

     10.2# Amendment to Promissory Note in favor of the Company executed by Dr. Douglas Reed on December 31, 1998.

     27.1         Financial Data Schedule

---------------------

# Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of the Company participates.