Form 10-K
period 1999-12-31
GELTEX PHARMACEUTICALS INC
filed 2000-03-30
CIK 1001425

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                                                   (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value, based upon the closing sale price of the shares as reported by The Nasdaq Stock Market(R), of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) at March 23, 2000 was $387,627,880.

    As of March 23, 2000, 19,817,006 shares of the registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
   PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 2000 ANNUAL
                   MEETING OF STOCKHOLDERS ARE INCORPORATED BY
              REFERENCE INTO PART III OF THIS REPORT ON FORM 10-K.

PART I

ITEM 1. BUSINESS

OVERVIEW

    GelTex Pharmaceuticals, Inc. ("GelTex" or the "Company") has historically focused its efforts on the development of non-absorbed, polymer-based pharmaceuticals that selectively bind to and eliminate target substances from the intestinal tract. With the acquisition of SunPharm Corporation ("SunPharm") in November 1999, the Company acquired expertise in two chemically related classes of molecules, polyamines and iron chelators. The Company received approval from the United States Food and Drug Administration (the "FDA") for its lead product Renagel(R)* Capsules (sevelamer hydrochloride) in October 1998, and from each of the European Commission and the Health Protection Branch in Canada in February 2000. In July 1999, the Company submitted a New Drug Application ("NDA") to the FDA for its second compound, Cholestagel(R)* (colesevelam hydrochloride). Additionally, throughout 1999, the Company continued its product discovery and development efforts focused on therapeutic agents for the treatment of obesity and infectious diseases.

    Renagel Capsules had been studied in over 400 hemodialysis patients prior to FDA approval, and is indicated for the treatment of elevated serum phosphorous levels (hyperphosphatemia) in end stage renal disease patients. Commercial sales of Renagel commenced in November 1998 through a joint venture (the "Renagel JV") between the Company and Genzyme Corporation ("Genzyme").

    In July 1999, the Company submitted a NDA to the FDA to market Cholestagel for the treatment of hypercholesterolemia, a condition characterized by undesirably high blood cholesterol levels. Prior to the submission of the NDA, Cholestagel had been studied in eight clinical trials as a monotherapy and in combination with widely prescribed HMG CoA reductase inhibitors commonly referred to as "statins".

    In December 1999, the Company entered into a Collaboration Agreement with Sankyo Pharma Inc. ("Sankyo") for the final development and commercialization of Cholestagel, granting Sankyo the exclusive right to market Cholestagel in the United States in exchange for the Company's receipt of certain initial, milestone and royalty payments from Sankyo. At the same time, the Company entered into another Collaboration Agreement with Sankyo under which the Company sold Sankyo an option to obtain the exclusive right to develop and market a second generation cholesterol lowering compound in the United States, and, at Sankyo's option, in Europe and Japan. Sankyo has agreed to pay for all development costs for the second generation compound for so long as its option to license the compound remains in effect.

    The Company's acquisition of SunPharm in November 1999 provided the Company with expertise in two chemically related classes of molecules, polyamines and iron chelators. The Company acquired a License and Research Agreement with the University of Florida and a consulting agreement with Dr. Raymond Bergeron, the Duckworth Professor of Drug Development at the University of Florida, under which the Company expects that substantially all of its research and a large portion of the early pre-clinical development work related to polyamines and iron chelators will be conducted. The Company will continue to fund Dr. Bergeron's research. The SunPharm acquisition also provided the Company with strategic alliances with Warner-Lambert Company ("Warner-Lambert"), Nippon Kayaku Co., Ltd. ("Nippon Kayaku") and Schein Pharmaceutical, Inc. ("Schein") relating to compounds licensed to the Company by the University of Florida.

    In 1999, the Company continued its anti-obesity drug discovery program focusing on the identification of polymers that act in the gastrointestinal tract to inhibit lipase and bind fat. The lipase-inhibiting component of the polymer would prevent fat digestion and the fat binding component would simultaneously bind the fat and limit the side effects often associated with lipase inhibition. The Company also continued its efforts in the area of infectious diseases focusing on the discovery of polymers that bind to and inactivate the toxins of Clostridium difficile ("C. difficile"), a major cause of antibiotic-associated diarrhea. The anti-obesity and infectious disease programs are the primary focus of the Company's internal research and development efforts and are in early stages of pre-clinical development.


------------------------------
* Renagel and Cholestagel are registered trademarks of the Company

    The Company commenced operations in 1992 and has incurred operating losses since that time. As of December 31, 1999, the Company had an accumulated deficit of approximately $109 million. Although the time required to reach sustained profitability is highly uncertain, the Company expects operating losses to continue through at least 2000.

THE COMPANY'S TECHNOLOGY

Polymer Based Non-Absorbed Products

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

    GelTex's polymers are designed to act in the intestinal tract without absorption into the bloodstream, thereby minimizing the potential for adverse effects. The Company's product development approach represents an advance in the use of polymers as pharmaceuticals. The Company's technology combines an understanding of chemical interactions necessary for molecular recognition with the ability to design and synthesize polymers. The Company's technology enables it to combine commercially available or novel monomers that have distinct structural qualities to create proprietary, non-absorbed polymers that selectively bind target molecules. The Company designs its polymers to carry a high density of binding sites for the targeted molecules, making them potent at low dosage levels.

    GelTex's polymer based non-absorbed products are designed to be orally administered in capsule or tablet form. The compounds are not broken down during the digestive process and are too large to be absorbed through the intestinal wall and into the bloodstream. As the polymers pass through the stomach and into the intestines, they bind targeted molecules and pass easily through the intestinal tract and, with the attached target molecules, are excreted from the body.

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

    - Convenient Oral Dosage Form. The Company's polymer-based products are designed to be potent enough to permit oral administration in a convenient capsule or tablet form.

Polyamines and Iron Chelators

    Polyamines (putrescine, spermidine and spermine) are naturally occurring compounds found in human cells that remain as metabolically distinct entities within the cells. Research indicates that these polyamines bind to nucleic acids and promote the integrity and fidelity of many of their functions, such as replication, supercoiling, ribonucleic acid transcription and processing, protein synthesis and protein modification. These functions of polyamines are necessary for cellular proliferation to occur. Dr. Bergeron's research at the University of Florida has been directed towards the development of polyamine analogues as potential anti-cancer agents. Rapidly proliferating cancer cells have both a high rate of polyamine biosynthesis and higher concentrations of polyamines than normal cells. The Company's polyamine analogue compounds are structurally similar to the cell's naturally occurring polyamines, and as a result these analogues are recognized as natural polyamines by the cell's polyamine uptake system and gain entry to the cell. Once inside the cell, the Company's polyamine analogues disrupt the cell's polyamine balance and biosynthetic network, causing the cell to shut down the enzymes ornithine decarboxylase ("ODC") and S-adenosylmethionine decarboxylase ("SAMDC") that would normally make natural polyamines, and to increase production of spermidine/spermine N1-acetyltransferase ("SSAT"), the enzyme that is responsible for the breakdown and export of natural polyamines from the cell. The combined effect on the enzymes controlling the proper level of polyamines in the cell results in a reduction in the amount of natural polyamines in the cell and a corresponding increase in the amount of analogues in the cell. Because cancer cells have a high rate of polyamine biosynthesis and contain higher concentrations of essential polyamines than normal cells, the Company believes that the substitution of its polyamine analogues for the naturally occurring polyamines will counteract the increased level of polyamines present in the cancer cells, thereby reducing the ability of the cancer cells to proliferate.

    Metal chelators are drugs that bind tightly to certain metals, such as iron, in the bloodstream and inside cells, acting to eliminate quantities in excess of the body's needs, thereby avoiding damage to vital organs such as the liver, heart and pancreas. Chelators are administered to enhance the body's ability to get rid of excess metal concentrations. GelTex, through research in Dr. Bergeron's laboratory, is developing novel therapies aimed at treating iron overload disorders. Dr. Bergeron has discovered an injectable iron chelator with superior activity to desferrioxamine, the most common treatment agent for iron overload disorders, in primate models of iron overload. In addition, Dr. Bergeron has discovered orally active chelators with efficacy superior to desferrioxamine in primate models of iron overload.

RENAGEL

Overview

    The United States Health Care Financing Administration ("HCFA") estimates that, at the end of 1998, approximately 246,000 patients in the United States were receiving chronic dialysis treatment for end-stage renal disease. According to HCFA data, the number of dialysis patients in the United States increased by 7% to 9% annually between 1988 and 1998. Based on reported growth rates of approximately 5% to 7% per year, the Company estimates that the number of dialysis patients in Europe at the end of 1998 was approximately 220,000. In Japan, with reported growth rates of approximately 6% to 7% per year, the Company estimates that the number of dialysis patients at the end of 1998 was approximately 190,000.

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

    In October 1998, the Company received FDA approval for Renagel Capsules (sevelamer hydrochloride). Other available phosphate binders include calcium acetate, the only other FDA-approved phosphate binder, and calcium carbonate and aluminum hydroxide, neither of which is approved in the United States for the control of hyperphosphatemia. The treatment of hyperphosphatemia with calcium has been shown to result in elevations in blood calcium levels (hypercalcemia). Treatment with aluminum has been shown to result in aluminum-related osteomalacia (softening of the bones), anemia and dialysis dementia (deterioration of intellectual function). Renagel is the first approved calcium-free and aluminum-free phosphate binder. Renagel offers physicians the ability to aggressively treat hyperphosphatemia without the risk of aluminum toxicity and with significantly fewer incidences of hypercalcemia than have been observed with calcium-based products. In February 2000, the Renagel JV received marketing authorization for Renagel Capsules (sevelamer hydrochloride) in Canada and Europe.

Continuing Product Development

         The Renagel JV continues to conduct additional clinical studies with, and to further develop Renagel. In September 1999, the Company submitted a NDA to market Renagel tablets for the treatment of hyperphosphatemia in patients on dialysis. The Company believes that a tablet formulation of Renagel will benefit patients taking Renagel because fewer tablets are required to be taken by the patient each day as compared to capsules.

         Recently, GelTex and its partner in the Renagel JV, Genzyme, successfully completed an investigational study of Renagel in 79 chronic renal failure patients not requiring dialysis (pre-dialysis patients). The study was conducted in recognition of the fact that many pre-dialysis patients develop hyperphosphatemia as they lose kidney function. In the study, Renagel lowered serum phosphorus significantly and was generally well tolerated. As part of the ongoing clinical development program, the Renagel JV will continue additional development of Renagel in pre-dialysis patients.

Commercialization and Manufacturing

    In June 1997, the Company formed the Renagel JV, a joint venture with Genzyme for the final development and commercialization of Renagel in the United States, Europe and other territories not previously licensed to Chugai Pharmaceutical Co., Ltd. ("Chugai"). See "Development and Marketing Agreements." The Renagel JV launched Renagel for commercial sale in the United States in November 1998. Renagel is currently marketed by an experienced dedicated sales force consisting of 38 sales representatives and 4 regional sales managers. In 1999, sales of Renagel totaled $19.5 million, with approximately 145,000 prescriptions written for Renagel and an estimated 30,000 patients in the United States taking the product at year-end.

    The Renagel JV will continue to rely upon third parties to manufacture commercial quantities of Renagel, including the starting material for the product, bulk material and finished goods. Together, the Renagel JV and the Company currently have in place one long-term fixed price supply agreement for starting material, two long-term fixed price supply agreements for Renagel bulk material, and one long-term fixed price agreement for finished goods. Should any of these manufacturing relationships terminate or should any of the suppliers be unable to satisfy the Renagel JV's requirements for starting material, bulk material or finished goods, the Renagel JV may be unable to continue the commercialization of Renagel as expected, and the Company's business and financial condition could be materially and adversely affected.

CHOLESTAGEL

Overview

    Since the mid-1980s, elevated LDL cholesterol (hypercholesterolemia) has been widely recognized as a significant risk factor for coronary heart disease. As a result of the increased awareness and the broad prevalence of elevated LDL cholesterol, cholesterol-reducing drugs have emerged as one of the largest and fastest growing pharmaceutical product categories. In 1999, the worldwide market for cholesterol-reducing drugs exceeded $13 billion. During 1999, the United States market for cholesterol reducing drugs experienced dollar growth of approximately 23%.

    While the risks of hypercholesterolemia are well recognized, the condition remains significantly under-treated worldwide. An estimated 24 million Americans require drug therapy to achieve adequate reductions in cholesterol levels. However, only 8 million Americans are receiving cholesterol-reducing drugs, and it is estimated that more than 60% of this population is not at their appropriate National Cholesterol Education Program LDL-C goal. Worldwide, approximately one-third of the individuals who should be receiving cholesterol-reducing drugs are receiving therapy. The market for cholesterol-reducing drugs is expected to grow as awareness and diagnosis continue to increase.

    Physicians frequently prescribe a low fat, low cholesterol diet (the National Cholesterol Education Program ("NCEP") Step I or II diet) as an initial approach to lowering elevated cholesterol. In cases where dietary changes alone do not adequately lower a patient's cholesterol levels, drug therapy may be needed. Physicians have the option of prescribing one of two types of therapies: non-absorbed cholesterol-reducing drugs (i.e., bile acid sequestrants) or several classes of absorbed agents. One class of absorbed agents is the

HMG-CoA reductase inhibitors (generally referred to as "statins"), the most widely prescribed class of cholesterol-reducing agents in the United States. Combined worldwide sales of HMG-CoA reductase inhibitors exceeded $12 billion in 1999. These drugs work by blocking cholesterol synthesis and enhancing the liver's ability to clear LDL cholesterol from the blood.

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

    Sales of bile acid sequestrants in the United States, which totaled approximately $70 million in 1999, have been declining over the past several years. The Company believes that this decline is due to the large dosages required for, and the reported gastrointestinal side effects associated with, currently marketed bile acid sequestrants. The most widely prescribed bile acid sequestrant in the United States is cholestyramine, a polymer resin. Typically, patients must drink a mixture of two to three tablespoons (16-24 grams) of cholestyramine in eight ounces of water twice a day. The gastrointestinal side effects (such as constipation) and necessarily large doses of currently available bile acid sequestrants prompt many patients to discontinue this therapy. As a result, many physicians either switch patients to or initially prescribe HMG-CoA reductase inhibitors. Additionally, some patients who discontinue bile acid sequestrant therapy may not receive any alternate treatment.

    The Company believes that, following FDA approval, Cholestagel will meet the needs of the market for a non-absorbed cholesterol-reducing drug that is safe and well tolerated in long term use, effective at lower doses than currently available bile acid sequestrants and available in a convenient dosage form. Although the Company believes that Cholestagel will offer certain advantages over currently available bile acid sequestrants, currently marketed products often have a significant advantage over new entrants. There can be no assurance that Cholestagel will compete effectively with existing bile acid sequestrants or that the availability of Cholestagel will expand the use or acceptance of bile sequestrants. See "Competition."

Product Development

    In July 1999, the Company submitted a NDA to the FDA to market Cholestagel for the treatment of hypercholesterolemia. Prior to the submission of the NDA, Cholestagel had been studied in eight clinical trials as a monotherapy and in combination with statins, the current standard of treatment for lowering LDL cholesterol. In these studies, when evaluated as a monotherapy, Cholestagel significantly reduced LDL cholesterol levels while demonstrating high levels of safety and tolerability among the target population.

    In 1999, the Company received the results of two Phase 3 clinical trials. In the first trial, a double-blind, placebo-controlled trial conducted over a treatment period of six months in 466 hypercholesterolemic patients, reductions of LDL cholesterol were observed at all four dosing levels, including a 16 percent reduction at a dosing level of 3.8 grams of Cholestagel per day, and a 20 percent reduction at 4.5 grams per day. The side effects reported by those patients on Cholestagel were minimal and were similar to those experienced by patients on placebo.

    The second Phase 3 trial conducted in 100 hypercholesterolemic patients over a treatment period of six weeks was designed to evaluate the cholesterol-lowering activity of Cholestagel in once daily and split dosing. The results of this trial indicate that once daily is similar in efficacy to split dosing.

    The Company also received data from two Phase 2 clinical trials during 1999. These trials were designed to evaluate the cholesterol-lowering effect achieved by administering Cholestagel in combination with a low dose of two of the most widely prescribed HMG-CoA reductase inhibitors, or "statins". The results of these two trials were consistent with earlier Phase 2 data from combination therapy, showing that administration of Cholestagel with the statin resulted in an additive reduction of LDL cholesterol. In these trials, the reduction in LDL cholesterol observed during the co-administration of Cholestagel and the statin was statistically superior to that observed with either Cholestagel or the statin alone.

Second Generation Compound

    The Company recently completed a Phase 2 study of its second-generation lipid-altering product. In this placebo controlled study conducted with 260 patients, levels of LDL cholesterol decreased by 12% to 16% at dosing levels of
2.0 grams to 3.2 grams, which represents a reduction in unit dose as compared to Cholestagel. Also, when combined with a statin, there was an additive effect in LDL cholesterol lowering. The Company and its partner, Sankyo, will continue development of a second-generation product.

Commercialization and Manufacturing

    In December 1999, the Company entered into a Collaboration Agreement with Sankyo for the final development and commercialization of Cholestagel, granting Sankyo the exclusive right to market Cholestagel in the United States in exchange for the Company's receipt of certain initial, milestone and royalty payments from Sankyo. At the same time, the Company entered into another Collaboration Agreement with Sankyo under which the Company sold Sankyo an option to obtain the exclusive right to develop and market a second generation cholesterol lowering compound in the United States, and, at Sankyo's option, in Europe and Japan. Sankyo has agreed to pay all development costs for the second generation compound for so long as their option to license the compound remains in effect.

    Under the terms of the Collaboration Agreement with Sankyo, the Company is obligated to supply Sankyo with commercial quantities of Cholestagel at fixed prices. The Company will continue to rely upon its third party contract manufacturers in order to satisfy this obligation to Sankyo. The Company has entered into a long-term fixed price supply agreement providing for the supply of raw material for Cholestagel, and the Company has entered into a contract for the initial commercial supply of drug substance for Cholestagel. The Company is currently in the process of negotiating long-term fixed price supply agreements for commercial quantities of drug substance and for Cholestagel tablets. The Company cannot assure that its suppliers of Cholestagel drug substance or Cholestagel tablets will be able to deliver materials to the Company at or below the fixed prices the Company has offered to Sankyo. To the extent its suppliers are not able to satisfy the Company's requirements at such prices, the Company's results of operations would be materially adversely affected. In addition, should any of the Company's existing manufacturing relationships or ongoing negotiations terminate, or should any of the suppliers be unable to satisfy the Company's requirements for starting material, drug substance or tablets, the Company would be unable to meet its commitment to Sankyo, and Cholestagel would not be commercialized as expected. This would have a materially adverse effect on the Company's business and financial condition.

ANTI-OBESITY PROGRAM

Overview

    Obesity is a global healthcare concern and represents one of the most serious problems facing the medical community today. This chronic and often debilitating disease, which is associated with an increase in mortality and morbidity, has a significant impact on the healthcare system. The conventional therapy for the treatment of obesity is behavioral modification, which includes a change in quantity and quality of food and a regular exercise program. However, the majority of patients who enter most weight loss programs are not successful in losing weight. Approximately 66% of all patients who initially lose weight regain the weight in one year, and virtually all of them regain the weight in five years. Because obesity is believed to be a complex metabolic disease with genetic and behavioral components, the medical community and the obese patient population continue to seek effective anti-obesity agents.

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

    One approach to the treatment of obesity is to inhibit the activity of lipase in the gastrointestinal tract and prevent the digestion of triglycerides into fatty acids. By preventing fat breakdown, fat is eliminated from the body and a patient loses weight. In clinical trials, lipase inhibitors have been shown to cause significant and sustained reductions in body weight. However, the treatment of obesity by inhibiting the activity of lipase can often be limited by the gastrointestinal side effects, in particular, oily leakage in the stool, associated with the elimination of undigested triglyceride from the intestine.

Application of the Company's Technology

    In 1999, the Company focused its efforts and resources for its anti-obesity program on the development of a polymer that would inhibit lipase while also binding triglycerides to reduce the side effects associated with other lipase inhibitors. The Company believes that a non-absorbed product that would both inhibit the function of lipase, and prevent the occurrence of oily leakage in the stool that may accompany lipase inhibition, would offer significant benefits in the treatment of obesity.

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

    The Company is applying its expertise in polymer design and synthesis to discover agents that kill microorganisms and agents that bind microbial toxins. During 1999, the Company focused its research in this area on non-absorbed compounds for the treatment of gastrointestinal and non-systemic infections.

Application of the Company's Technology

    During 1999, the Company focused its research efforts on identifying polymers that bind, inhibit or inactivate toxins which are essential virulence factors in diseases caused by many bacterial infections, such as C. difficile.
C. difficile is a major cause of antibiotic-associated diarrhea and is a significant problem in hospitals and extended care facilities, affecting approximately 500,000 patients per year in the United States. Under normal conditions the bacteria flora of the gastrointestinal tract prevent in the United States the growth of C. difficile. However, in hospitalized patients, antibiotics that are used to treat unrelated infections alter the normal intestinal flora, allowing for the proliferation of C. difficile. C. difficile releases two toxins, Toxin A and Toxin B, which cause the pathological effects. The clinical symptoms of the infection range from diarrhea to severe colitis.

    C. difficile is currently treated with antibiotics. However, concerns over antibiotic resistance and a significant relapse rate in patients with the disease has created a need for new therapies to treat this disease. GelTex has identified polymers that have exhibited promising activity in inactivating the toxins and preventing disease in animal models. The Company has selected a development candidate and preclinical development has been initiated. The Company believes this presents a new approach for the management and prevention of hospital-associated C. difficile.

POLYAMINES

Overview

    Human cells contain three essential, naturally occurring polyamines, putrescine, spermidine and spermine. Research indicates that these polyamines bind to nucleic acids and promote the integrity and fidelity of many of their functions, such as replication, supercoiling, ribonucleic acid transcription and processing, protein synthesis, and protein modification. These functions of polyamines are necessary for cellular proliferation to occur.

    Human cells employ a family of enzymes to maintain the proper balance or equilibrium of polyamines. Included in this family of enzymes are ODC and SAMDC, which make or synthesize polyamines for the cell, and SSAT, which controls the export and/or recycling of polyamines from the cell. All three of these enzymes are rapidly inducible proteins, and are tightly regulated by intracellular polyamine pools. Working together, these enzymes function in a highly coordinated manner to maintain polyamine pools within a very narrow range of concentrations inside the cell.

Application of the Company's Technology

    The Company's polyamine analogue compounds, all of which have been licensed to the Company by the University of Florida, are structurally similar to the cell's naturally occurring polyamines. Because of this similarity, these analogues are recognized as natural polyamines by the cell's polyamine uptake system and gain entry to the cell. Once inside the cell, the Company's polyamine analogues disrupt the cell's polyamine balance and biosynthetic network, causing the cell to shut down the enzymes ODC and SAMDC that would normally make natural polyamines, and to increase production of SSAT, the enzyme responsible for the breakdown and export of natural polyamines from the cell. The combined effect on the enzymes controlling the proper levels of polyamines in the cell results in a substantial reduction in the amount of natural polyamines in the cell and a corresponding increase in the amount of analogues in the cell. Because cancer cells have a high rate of polyamine biosynthesis and contain higher concentrations of essential polyamines than normal cells, the Company believes that the substitution of its polyamine analogues for the naturally occurring polyamines will counteract the increased level of polyamines present in the cancer cells, thereby reducing the ability of the cancer cells to proliferate. Research by Professor Bergeron at the University of Florida has demonstrated that the Company's polyamine analogues inhibit growth of cancer cells and reduce tumors in animals. Polyamines also have physiological functions that are independent of their effects on cell growth. These functions include modulation of smooth muscle functions, modulation of fluid and electrolyte excretion and control of neuronal transmission.

Product Development

    Diethylnorspermine ("DENSPM") is currently undergoing clinical testing by the Company's corporate partner, the Parke-Davis Pharmaceutical Research division of Warner-Lambert, in patients with solid tumors.

IRON CHELATORS

Overview

    Metal chelators are drugs that bind tightly to certain metals, such as iron, in the bloodstream and inside cells, acting to eliminate quantities in excess of the body's needs, thereby avoiding damage to vital organs such as the liver, heart and pancreas. Chelators are administered to enhance the body's ability to rid itself of excess metal concentrations.

    Bodily stores of iron are tightly regulated by a family of iron binding proteins. These proteins include ferritin and transferrin. In cases of iron overload or excess, the body's ability to control iron is exceeded and cellular levels of free iron increase. Free iron within the cell catalyzes the generation of toxic free hydroxyl radicals through a chemical reaction known as the Fenton reaction. Hydroxyl radicals attack and destroy proteins and lipids leading to cell damage. Iron overload toxicity is associated with several conditions where blood transfusions are required. Since the body has minimal capacity to excrete iron, blood transfusions often lead to iron overload. Transfusion-induced iron overload is associated with thalessemia, sickle cell disease, aplastic anemia and myeloblastic dysplasia. Iron chelators are used to lower iron stores in transfusion associated iron overload. Currently, the most common treatment agent for iron overload disorders is desferrioxamine, which requires daily 6 to 12 hour infusions and is typically poorly tolerated by patients. Iron overload is also associated with hereditary hemochromatosis where a genetic defect in a protein involved in iron absorption leads to excess absorption of iron and iron overload toxicity.

Application of the Company's Technology

    GelTex, through research in Dr. Bergeron's laboratory, is pursuing novel therapies aimed at treating iron overload disorders. Dr. Bergeron has discovered an injectable iron chelator that has demonstrated superior activity to desferrioxamine in primate models of iron overload. In addition, Dr. Bergeron has discovered orally active chelators that demonstrate superior efficacy to desferrioxamine in primate models of iron overload.

Product Development

    An injectable iron chelator has recently been licensed to Schein, and the Company expects clinical testing to begin this year. Under the terms of the agreement, Schein is financially responsible for completing pre-clinical and clinical development of the compound.

DEVELOPMENT AND MARKETING AGREEMENTS

    The Company's strategy is to commercialize its products through development and marketing agreements with pharmaceutical companies or other strategic partners. GelTex expects that such agreements will provide the Company with (i) financial support in the form of license, research and development and/or milestone payments, (ii) capabilities in research and development and sales and marketing and (iii) a revenue stream on product sales following regulatory approvals. If the Company is unable to enter into development and marketing agreements to support new products as planned, it may need to delay such development and/or commercialization, or expend its resources to fund such activities, which could result in a need for the Company to seek additional sources of funding.

Genzyme Corporation

    In June 1997, GelTex and Genzyme formed the Renagel JV, a 50/50 joint venture under which the parties finalized the development of and will commercialize Renagel (sevelamer hydrochloride) in all countries other than Japan and other Pacific Rim countries. In 1998 and 1999, the Company received payments of $15 million and $10 million, respectively, from Genzyme in connection with the FDA approval of Renagel. Under the agreement, the Company and Genzyme are each required to make capital contributions to the Renagel JV in an amount equal to 50% of all costs and expenses associated with the development and commercialization of Renagel, including costs and expenses incurred by either party in performing under the agreement, and the Company and Genzyme will share equally in the profits generated from sales of the product. To the extent that either party fails to fund its 50% share of costs and expenses and the other party does not exercise its right to terminate the agreement, the profit sharing interests and the future funding obligations of the parties will be proportionately adjusted to correspond to the cumulative amount of capital contributions made by each party as of such date. Under the agreement, GelTex licensed all of its rights to Renagel in the territory to the Renagel JV and Genzyme was appointed as the exclusive distributor of Renagel in the territory. The Renagel JV commenced sales of Renagel Capsules in the United States in November 1998 with an experienced and dedicated sales force consisting of 38 sales representatives and 4 regional managers. The Renagel JV received marketing approval in Europe and Canada in February 2000 and plans to launch Renagel in those territories in 2000.

Chugai Pharmaceutical Co., Ltd.

    In December 1994, GelTex granted Chugai an exclusive license to develop and commercialize Renagel in Japan and other Pacific Rim countries. Chugai, a leading Japanese pharmaceutical company, is the largest distributor in Japan of rHuEPO, a product used to treat anemia in patients with chronic kidney failure. In 1998, Chugai entered into an agreement with Kirin Brewery Co. Ltd. to jointly develop and commercialize Renagel in Japan and certain other Pacific Rim countries.

    The agreement between GelTex and Chugai provides for Chugai to fund the development of Renagel in Japan and other Pacific Rim countries and grants Chugai the exclusive right to manufacture and market the product in the territory. Chugai made an upfront license payment to GelTex and has agreed to make milestone payments to GelTex, payable throughout the development process in Japan. Chugai will pay a royalty to GelTex on net product sales in the territory. Chugai has the right to terminate the agreement on short notice at any time prior to product approval in Japan. Termination will relieve Chugai of any further payment obligations under the agreement and will end any license granted to Chugai by GelTex. The Company received two milestone payments of $1 million each from Chugai, in December 1996 and December 1997 upon Chugai's initiation of Phase 1 and Phase 2 clinical trials, respectively, and a payment of $3 million in March 2000 upon Chugai's initiation of Phase 3 clinical trials.

Sankyo Pharma Inc.

    In December 1999, the Company entered into a Collaboration Agreement with Sankyo for the final development and commercialization of Cholestagel, granting Sankyo the exclusive right to market Cholestagel in the United States in exchange for the Company's receipt of certain initial, milestone and royalty payments from Sankyo. The Company also entered into a Collaboration Agreement with Sankyo under which the Company sold Sankyo an option to obtain the exclusive right to develop and market a second generation cholesterol lowering compound in the United States, and, at Sankyo's option, Europe and Japan. Sankyo has agreed to pay for all development costs for the second generation compound for so long as their option to license the compound remains in effect. The Company received payments in 1999 of $13 million in connection with these agreements.

Warner-Lambert, Nippon Kayaku and Schein

    As a result of the acquisition of SunPharm, the Company is party to sublicensing arrangements with each of Warner-Lambert, Nippon Kayaku and Schein.

    The sublicensing arrangement with Warner-Lambert grants Warner-Lambert exclusive worldwide rights (excluding Japan) to manufacture and market the polyamine, DENSPM, for all cancer indications in exchange for the Company's receipt of certain milestone and royalty payments from Warner-Lambert. Warner Lambert is responsible for completing all clinical trials at its expense.

    The sublicensing arrangement with Nippon Kayaku grants Nippon Kayaku exclusive rights to develop and market DENSPM for cancer indications in Japan in exchange for the Company's receipt of certain milestone and royalty payments. Nippon Kayaku is responsible for completing all necessary clinical trials and regulatory submissions at its own expense.

    The sublicensing arrangement with Schein grants to Schein an exclusive sublicense to make and sell an injectable iron chelator in the European Community, the United States, Canada, Cyprus, Australia and New Zealand, in exchange for the Company's receipt of certain milestone and royalty payments. Schein is financially responsible for completing pre-clinical and clinical development of the compound.

STARTING MATERIAL AND MANUFACTURING

    The Company's two lead products, Renagel and Cholestagel, are manufactured from a starting material which is covered by patents owned by a third party. The Company has obtained a non-exclusive license under these patents to manufacture the material in connection with the production of Renagel and Cholestagel. The Company may not sublicense its rights under this license without the licensor's consent, except to the Company's current supplier of the starting material and certain other parties specified in the license. The license agreement may be terminated upon short notice if the Company fails to meet its material obligations under the license agreement, including lump sum payments, royalties and confidentiality obligations.

    The Company has non-exclusively sublicensed its rights to manufacture the starting material for its two lead compounds, Renagel and Cholestagel, to two suppliers and is purchasing quantities of this material from one supplier under a long-term fixed price supply agreement. The Company and the Renagel JV have relied and will continue to rely upon third parties to manufacture commercial quantities of Renagel. The Company and the Renagel JV have entered into long-term supply agreements and a letter of intent with certain manufacturers for the supply of drug substance for Renagel and for certain finishing, packaging and labeling services to be provided to the Company and the Renagel JV with respect to Renagel.

    Under the terms of the Collaboration Agreement with Sankyo, the Company is obligated to supply Sankyo with commercial quantities of Cholestagel at fixed prices. The Company will continue to rely upon its third party contract manufacturers in order to satisfy this obligation to Sankyo. The Company has entered into a contract for the initial commercial supply of drug substance for Cholestagel. The Company is currently in the process of negotiating long-term fixed price supply agreements for commercial quantities of drug substance and for Cholestagel tablets. The Company cannot assure that its suppliers of Cholestagel drug substance or Cholestagel tablets will be able to deliver materials to the Company at or below the fixed prices the Company has offered to Sankyo. To the extent the Company's suppliers are not able to satisfy its requirements at such prices, the Company's results of operations would be materially adversely affected.

    The Company is continuing to work with its third party manufacturers to increase capacities and efficiencies for the commercial production of Renagel and Cholestagel. In addition, the Company is exploring relationships with other suppliers to complement its relationships with its existing suppliers. The Company has established a quality control program, including a set of standard operating procedures, intended to ensure that third party manufacturers under contract produce the Company's compounds in accordance with the FDA's current Good Manufacturing Practices.

    The Company also plans to rely on third parties for the production of polyamine analogue compounds and iron chelators in limited quantities for pre-clinical and clinical trials and does not currently possess the staff or facilities necessary to manufacture these compounds in commercial quantities. The Company cannot ensure that it or its suppliers can manufacture the polyamine analogue compounds or iron chelators at a cost or in quantities necessary to make these compounds commercially viable.

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

    The Company owns 24 issued U.S. patents, 5 allowed U.S. patent applications and approximately 30 pending U.S. patent applications. In addition, the Company owns 14 issued foreign counterpart patents and over 100 pending foreign counterpart patent applications. The U.S. and foreign patents issued to the Company include those which cover several classes of orally administered, non-absorbed polymers and their use in the treatment of hyperphosphatemia including technology related to the Company's commercialized phosphate-binding product sold under the trademark, Renagel(R). Other U.S. patents issued to the Company cover multiple classes of orally administered non-absorbed polymers and their use as bile acid sequestrants including claims covering the Company's Cholestagel bile acid sequestrant and uses therefor. Several other of the Company's issued U.S. patents cover technology relating to polymers and their uses in the treatment of infectious diseases. There can be no assurance that any patents will issue from any of the Company's other patent applications. Further, there can be no assurance that any current or future patents will provide the Company with significant protection against competitive products or otherwise be of commercial value.

    As a result of the Company's acquisition of SunPharm, the Company is the exclusive, worldwide licensee of 47 issued U.S. Patents, 4 issued foreign patents, 26 pending U.S. patent applications and over 40 pending foreign counterpart patent applications owned by the University of Florida. The U.S. and foreign patents licensed from the University of Florida include patents covering technology relating to polyamines and their uses as therapeutics for the treatment of various diseases. Other U.S. patents licensed from the University of Florida include patents covering iron chelators and their uses in the treatment of disease.

    Much of the Company's technology and many of its processes are dependent upon the knowledge, experience and skills of its scientific and technical personnel. To protect its rights to its proprietary know-how and technology, the Company requires its employees and certain consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company. These agreements require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by employees and, when possible and appropriate, consultants, advisors and collaborators. There can be no assurance that these agreements will effectively prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure.

Furthermore, the Company's business may be adversely affected by competitors who independently develop substantially equivalent or improved technology.

COMPETITION

    The pharmaceutical industry is intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in activities similar to those of the Company, including research and development of products for hyperphosphatemia, hypercholesterolemia, cancer, iron overload, obesity, and infectious diseases.

    Phosphate binders are currently the only available treatment for hyperphosphatemia. In addition to Renagel, there are several other phosphate binders available or under development. A prescription calcium acetate preparation is currently the only other product approved in the United States for the treatment of elevated phosphorus levels in patients with end-stage renal disease. Other products used as phosphate binders include over-the-counter calcium-and aluminum-based antacids and dietary calcium supplements. The treatment of hyperphosphatemia with calcium has been shown to result in hypercalcemia, and the treatment of hyperphosphatemia with aluminum has been shown to result in aluminum-related osteomalacia (softening of the bones), anemia and dialysis dementia (deterioration of intellectual function). Despite the lower price points associated with other phosphate binders, the Company believes that Renagel will effectively compete with existing phosphate binders. Renagel is the only phosphate binder that is both aluminum-free and calcium-free. As a result, Renagel offers an opportunity to aggressively treat hyperphosphatemia without the risk of aluminum intoxication, and with significantly decreased incidences of hypercalcemia.

    In the cholesterol-reduction field, products are currently available that address many of the needs of the market. These products include other bile acid sequestrants, HMG-CoA reductase inhibitors, fibric acid derivatives and niacin-based products. In 1999, sales of HMG-CoA reductase inhibitors represented approximately 97% of the market for cholesterol-reducing drugs sold in the United States. Combined worldwide sales of HMG-CoA reductase inhibitors exceeded $12 billion in 1999. Bile acid sequestrants work without entering the bloodstream and are generally regarded as safer than absorbed agents such as HMG-CoA reductase inhibitors, which require frequent liver function tests. The most widely prescribed bile acid sequestrant in the United States is cholestyramine, a polymer resin. The Company believes that Cholestagel will effectively compete with currently available bile acid sequestrants by offering improved potency and tolerability and a more palatable formulation than that of currently available bile acid sequestrants. However, currently marketed products often have a significant competitive advantage over new entrants and there can be no assurance that the Company will be able to secure a sufficient percentage of its targeted market to meet its current revenue projections. Failure to do so will adversely affect the Company's ability to achieve and sustain profitability.

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

    The Company's other projects are also in highly competitive areas. The Company cannot assure that competitors will not succeed in developing technologies and products that are more effective than any which the Company is developing or anticipates developing.

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

HUMAN RESOURCES

    As of March 10, 2000, GelTex had 112 full-time employees. Ninety-seven of these individuals (32 of whom hold Ph.D. or M.D. degrees) are involved in research and development, and 15 are in general and administrative functions. The Company has also engaged a number of expert consultants from a variety of different disciplines, with expertise in polymer chemistry, medicinal chemistry, molecular recognition, clinical pharmacology and clinical medicine.

RESEARCH AND DEVELOPMENT COSTS

    The information required by Item 101(c)(xi) of Regulation S-K is incorporated by reference from Part II, Item 8 "Financial Statements and Supplementary Data" and specifically from the "Statement of Operations" set forth on page F-4 of the Company's attached financial statements.

ITEM 1(A) MANAGEMENT

EXECUTIVE OFFICERS

    The executive officers of the Company, who served at the discretion of the Board of Directors during 1999, are as follows:


       NAME                       AGE                 POSITION

 Mark Skaletsky                   51         President, Chief Executive
                                             Officer and Director

 Edmund J. Sybertz, Ph.D.         49         Senior Vice President, Research
                                             and Development

 Joan E. Bell, Ph.D.*             44         Vice President, Project
                                             Management and Strategic Planning

 Steven K. Burke, M.D.            39         Vice President, Clinical Research

 Paul J. Mellett, Jr.             44         Vice President, Administration
                                             and Finance, Chief Financial
                                             Officer and Treasurer

 Douglas Reed, M.D.*              46         Vice President, Business
                                             Development

* Dr. Bell and Dr. Reed are no longer employed by the Company.

    MARK SKALETSKY, President, Chief Executive Officer and Director. Mr. Skaletsky joined GelTex in May 1993 as President, Chief Executive Officer and a Director of the Company. He also served as Treasurer of the Company from August 1993 until May 1997. Mr. Skaletsky previously served from 1988 to 1993 as Chairman and Chief Executive Officer of Enzytech, Inc., a biotechnology company, and President and Chief Operating Officer of Biogen, Inc., a biotechnology company, from 1983 to 1988. He is a director of Isis Pharmaceuticals, Inc. and Microcide Pharmaceuticals, Inc.

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

    JOAN E. BELL, Ph.D., Vice President, Project Management and Strategic Planning. Dr. Bell joined the Company in February 1999 and resigned in February 2000. Prior to joining GelTex, Dr. Bell was Vice President, Development Management from 1998 to 1999 and Director, R & D Administration from 1993 to 1998 at Genetics Institute of Wyeth-Ayerst, a research-based pharmaceutical and health care products company.

    STEVEN K. BURKE, M.D., Vice President, Clinical Research. Dr. Burke joined GelTex in 1994 after having served as Associate Director, Gastrointestinal Clinical Research of Glaxo, Inc., a pharmaceutical company, from 1992 to 1994 and Assistant Clinical Professor of Medicine, Gastroenterology, at the University of North Carolina from 1993 until 1994. Dr. Burke also served as a Staff Physician, Gastroenterology, at the Brockton/West Roxbury VA Medical Center from 1995 to 1998. He was a Research Fellow in Gastroenterology from 1991 to 1992 and a Clinical Fellow in Gastroenterology from 1990 to 1991 at Brigham and Women's Hospital.

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

    DOUGLAS REED, M.D., Vice President, Business Development. Dr. Reed joined GelTex in 1998 after having served as Vice President, Business Development of NPS Pharmaceuticals, Inc., a pharmaceutical company, from 1996 to 1998. Dr. Reed was Vice President of S.R. One, Limited Venture Investments, an affiliate of Smith Kline Beecham, from 1991 to 1996. Dr. Reed resigned from GelTex in January 2000.

ITEM 2. PROPERTIES

    The Company leases approximately 80,000 square feet of space (including 67,000 square feet of laboratory and office space with the remainder available for expansion) in one building at 153 Second Avenue, Waltham, Massachusetts under the terms of a synthetic lease. The building serves as the Company's headquarters and houses all of the Company's operations. The lease commenced in October 1998. Under the terms of the lease, the lessor funded an aggregate of $25.0 million for the purchase of the building and for the costs associated with the build-out of this facility. The Company served as construction agent for the lessor and moved into the facility in September 1999. The lease term expires in 2005. The Company has the option to purchase the building and improvements during the lease term and at the end of the lease (see Note 15 to the Notes to Financial Statements).

    In October 1999, the Company completed the purchase of a building and land adjacent to the Company's new headquarters consisting of 19,200 square feet on
4.7 acres. The Company obtained financing for $3.0 million of the $3.2 million purchase price from its principle banking institution and has pledged $3.0 million of its marketable securities as collateral for the note. The note is repayable on September 30, 2002.

    The Company leases its former facility under a ten-year agreement expiring in February 2007. The lease requires annual payments of $302,000 until March 2002, and $353,000 for the remainder of the term. The Company intends to sublease this facility. The Company continues to lease a prior facility under an agreement expiring in 2004. The prior facility has been sublet under an agreement expiring in 2004, and the payments to the Company under the sublease are expected to cover the Company's costs associated with this facility.

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


                                             HIGH          LOW
      1998
        First Quarter                     $ 29 7/8      $ 25 5/8
        Second Quarter                      27 1/16       18 5/8
        Third Quarter.                      24 3/4        14 5/8
        Fourth Quarter                      27 3/8        16 1/4

      1999
        First Quarter                     $ 28 1/8      $ 13 15/16
        Second Quarter                      22 5/8        13 7/8
        Third Quarter.                      17 3/16       10 1/16
        Fourth Quarter                      14 5/16        9 1/2

    The Company has never declared or paid cash dividends on shares of its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, for use in its business. In addition, the terms of the Company's bank debt prohibit the payment of dividends.

    As of March 23, 2000, there were approximately 242 holders of record and 6,029 beneficial holders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data for the five years ended December 31, 1999 are derived from the Company's audited financial statements. The data set forth below should be read in conjunction with the Company's audited financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                            1995         1996           1997           1998           1999
                                                        -----------  -----------    -----------    -----------     ---------
 (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenue:
  License fee and research revenue ................      $   750       $  1,244       $  1,000       $ 25,000       $10,668
  Collaborative Joint Venture project reimbursement           --             --          9,196          7,658         5,781
  Research grant ..................................          157            419            289             --            --
                                                         -------       --------       --------       --------       -------
    Total revenue .................................          907          1,663         10,485         32,658        16,449
Costs and Expenses:
  Research and development ........................        6,504         21,755         22,251         27,904        32,602
  Collaborative Joint Venture project costs .......           --             --          9,196          7,658         5,781
                                                         -------       --------       --------       --------       -------
    Total research and development ................        6,504         21,755         31,447         35,562        38,383
  General and administrative ......................        1,873          2,924          4,089          5,583         6,935
  Other, nonrecurring .............................           --            230             --             --         9,530
                                                         -------       --------       --------       --------       -------
    Total costs and expenses ......................        8,377         24,909         35,536         41,145        54,848
                                                         -------       --------       --------       --------       -------
Loss from operations ..............................       (7,470)       (23,246)       (25,051)        (8,487)      (38,399)
Interest income ...................................          684          3,343          3,095          5,069         4,372
Interest expense ..................................          (99)           (75)          (218)          (613)         (485)
Equity in loss of Joint Venture ...................           --             --         (2,310)        (7,536)       (7,937)
                                                         -------       --------       --------       --------       -------
Net loss ..........................................      $(6,885)      $(19,978)      $(24,484)       (11,567)      (42,449)
                                                         =======       ========       ========       ========       =======
Net loss per common share and per common share
   assuming dilution ..............................      $ (0.85)      $  (1.60)      $  (1.80)      $  (0.72)      $ (2.50)
                                                         =======       ========       ========       ========       =======
Shares used in computing net loss per common
  share and per common share assuming dilution ....        8,109         12,513         13,592         16,023        17,003


                                                                                    DECEMBER 31,
                                                                                    ------------
                                                            1995         1996           1997           1998           1999
                                                        -----------  -----------    -----------    -----------     ---------
(IN THOUSANDS)

BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities....................................         $33,175        $73,425        $52,623       $104,952       $72,429
Working capital.................................          31,824         72,461         49,099        110,821        68,446
Total assets....................................          35,993         78,068         67,118        133,445       106,089
Long term obligations, less current portion.....             420            124          6,923          5,206         6,560
Stockholders' equity............................          33,650         75,056         53,418        120,020        92,702

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Since inception, the Company has focused its resources on the research and development of non-absorbed, polymer-based pharmaceuticals that selectively bind to and eliminate target substances from the intestinal track, including the development of processes to manufacture product candidates. In November 1999, with the acquisition of SunPharm, the Company acquired expertise in two chemically related classes of molecules, polyamines and iron chelators. GelTex has not generated significant revenue from product sales and has been dependent upon funding from external financing, strategic corporate alliances, interest income and government grants. The Company has not been profitable since inception and had an accumulated deficit of $109.0 million at December 31, 1999. Losses have resulted principally from costs incurred in research and development, and manufacturing and clinical testing of products and potential products, and from general and administrative expenses. The Company expects its research and development expenses to continue to increase in connection with the continuing expansion of its anti-obesity, infectious diseases, polyamine and iron chelator programs, and the Company expects to report continuing losses from its interest in the Renagel JV through at least 2000. As a result, the Company expects to incur additional operating losses through at least 2000. The Company's ability to achieve and sustain profitability is dependent on the successful commercialization of Renagel, the ability to obtain regulatory approval for, and the successful commercialization of, Cholestagel, the Company's ability to enter into product development and commercialization agreements with corporate partners, and the

Company's ability to secure and maintain contract manufacturing services for the commercial supply of its potential products at an acceptable cost. Revenue the Company may earn from strategic corporate alliances may result in the Company experiencing periods of profitability. However, the Company's results of operations for such periods may not be indicative of the Company's results of operations for other periods in which the Company does not earn revenue from strategic corporate alliances.

Results of Operations

Fiscal Years Ended 1999, 1998 and 1997

    The Company earned total revenue of $16.4 million in 1999, compared to $32.7 million earned in 1998 and $10.5 million earned in 1997. Included in 1999 revenue was $8.9 million earned upon the signing of Collaboration Agreements with Sankyo for the exclusive marketing rights in the United States for Cholestagel and the option to acquire rights to commercialize a second generation compound in certain specified territories. The remaining $1.7 million of revenue resulted from non-recurring reimbursement from another corporate partner for certain Renagel process development and manufacturing costs incurred by the Company. Included in 1998 revenue was a $25.0 million milestone fee earned from its partner, Genzyme, on October 30, 1998, when the Company received FDA marketing approval for Renagel. The agreement with Genzyme also provides that the Company and Genzyme are each expected to fund the Renagel JV in an amount equal to 50% of budgeted costs and expenses associated with final development and commercialization of Renagel for the relevant period. Each party incurring project expenses, either as internal operating expenses or third party obligations, is reimbursed by the Renagel JV for 100% of the costs incurred. During 1999, 1998 and 1997, the Company earned $5.8 million, $7.6 million and $9.2 million, respectively in reimbursement revenue from the Renagel JV for certain development and manufacturing costs incurred by the Company. The amount of reimbursement revenue earned by the Company will vary according to the obligations of, and related expenses, incurred by the Company and is expected to continue to decrease in the future as the Company completes its development activities for the Renagel JV. In 1997, the Company's other sources of revenue consisted of a $1.0 million milestone payment from a corporate partner and approximately $290,000 under a grant from the United States Department of Commerce's Advanced Technology Program. The Company has received all the payments it is expected to receive under this grant.

    The Company's total operating expenses for 1999 were $54.8 million, compared to $41.1 million in 1998 and $35.5 million in 1997. Research and development expenses increased 8% to $38.4 million in 1999 from the $35.6 million incurred in 1998, which was a 13% increase over the $31.4 million incurred in 1997. The increase in 1999 was largely a result of a non-recurring process development charge of $5.9 million related to Cholestagel manufacturing, increased expenses related to clinical trials for Cholestagel, and increased personnel and research and development costs associated with the Company's anti-obesity and infectious diseases programs. In addition, in 1999, the Company incurred a one-time in-process research and development charge of $9.5 million in conjunction with the acquisition of SunPharm. The increase during 1998 was due primarily to increased clinical trial and process development costs for Cholestagel, as well as costs associated with the anti-obesity and infectious diseases programs. General and administrative expenses increased approximately 23% to $6.9 million in 1999 from $5.6 million in 1998 and from $4.1 million in 1997, due primarily to increased business development costs and increased administrative personnel and related costs.

    The Company's equity in the loss of the Renagel JV increased to $7.9 million in 1999, compared to $7.5 million in 1998 and $2.3 million in 1997. The increased loss in 1999 was primarily due to higher sales and marketing expenses that were not entirely offset by decreased development costs and increased sales revenue. The Company expects that the Renagel JV will continue to operate at a loss at least through 2000. Interest income decreased to $4.4 million from $5.1 million in 1998 due to a lower average balance of available cash to invest. Interest income in 1998 was significantly higher than interest income of $3.1 million in 1997 due to significantly higher average cash balances available for investment resulting from the infusion of $76 million raised by the Company in its March 1998 follow-on public offering of common stock.

    On November 17, 1999, the Company acquired SunPharm for an aggregate purchase price of $16.4 million primarily through the issuance of 1.2 million shares of its common stock. The transaction has been recorded as a purchase for accounting purposes and the consolidated financial statements include SunPharm's operating results from the date of the acquisition. The purchase price has been allocated, based upon an independent valuation, to the assets purchased and liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair market value of net tangible assets allocated to acquired in-process research and development and purchased goodwill.

    The amount allocated to purchased goodwill, of approximately $6.9 million or 6% of total net assets as of December 31, 1999, is being amortized on a straight-line basis over a period of seven years. The 1999 amortization expense related to these intangibles was $0.1 million. GelTex incurred a nonrecurring charge to operations of $9.5 million for acquired in-process research and development. The valuation of acquired in-process research and development represents the estimated fair value related to incomplete projects that, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established. The income approach was used to establish the fair value in-process research and development. This approach establishes the fair value of an asset by estimating the after-tax cash flows attributable to the asset over its useful life and then discounting these after-tax cash flows back to a present value.

    With respect to the value of purchased research and development, the Company considered, among other factors, estimates of growth rates and the aggregate size of the respective market for each product; probability of technical success given the stage of development at the time of acquisition; royalty rates based on prior licensing agreements; product sales cycles; and the estimated life of a product's underlying technology. Estimated operating expenses and income taxes are deducted from revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include general and administrative expenses, and research and development costs. The discount rates used in the analysis ranged from 40% to 45% depending upon the risk profile of the project.

    The Company believes that the assumptions used to value the acquired intangibles were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project revenues, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, among others, actual results may vary from the projected results.

    The in-process technology acquired from SunPharm consisted of two significant research and development projects, DENSPM for solid tumor cancer and DEHOP for AIDS-related diarrhea, with values assigned of $8.7 million and $0.8 million, respectively. Through the acquisition date, SunPharm had spent approximately $7.4 million on in-process research and development projects.

    The successful completion of the aforementioned projects will require the completion of significant activities over which the Company may have limited or no control, including product validation, the successful completion of clinical trials, and governmental regulatory approvals. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process technology. Additionally, the value of the other intangible assets acquired may also become impaired.

Liquidity and Capital Resources

    The Company financed its operations through December 31, 1999, primarily from a total of $163.3 million in net proceeds from three public offerings of equity securities, $20.7 million from private sales of equity securities, $64.5 million consisting of license fees and milestone payments earned in connection with its collaborative relationships, and Renagel JV project reimbursement and $16.9 million in interest income. Cash, cash equivalents and marketable securities were $72.4 million at December 31, 1999, compared to $104.9 million at December 31, 1998. In March 2000, the Company raised $35.0 million in net proceeds from the sale of 1.75 million shares of its Common Stock and the Company entered into an agreement under which the Company could elect to sell an additional 1.75 million shares of Common Stock over a twelve month period.

    In December 1999, the Company entered into Collaboration Agreements with Sankyo for the exclusive marketing rights in the United States for Cholestagel and the option to acquire rights to commercialize a second generation product. Per the terms of the agreement, the Company received initial licensing and option fees of $13.0 million in 1999 and will receive a $20.0 million milestone payment upon marketing approval of Cholestagel by the FDA. Should Sankyo elect to exercise its option for the second generation compound, and should Sankyo further elect to develop and commercialize the compound outside of the United States, the Company may receive additional milestone payments in connection with marketing approval of the second generation product in Europe and Japan. Additionally, the Company will receive royalties on net sales of Cholestagel and the second generation product once they are marketed by Sankyo.

    In September 1999, the Company negotiated a $4.0 million lease line to finance the cost of equipment purchases. As of December 31, 1999, the Company had drawn approximately $600,000 on this lease line, and the Company expects to draw down the remainder of the line over the next 18 months. All amounts drawn on the line are required to be repaid in 60 equal monthly installments commencing in March 2001.

    Under the terms of the agreement creating the Renagel JV, the Company and Genzyme are each required to make capital contributions to the Renagel JV in an amount equal to 50% of all costs and expenses associated with the development and commercialization of Renagel, including costs and expenses incurred by either party in performing under the agreement, and the Company and Genzyme will share equally in the profits generated from sales of the product. To the extent that either party fails to fund its 50% share of costs and expenses and the other party does not exercise its right to terminate the agreement, the profit sharing interests and the future funding obligations of the parties will be proportionately adjusted to correspond to the cumulative amount of capital contributions made by each party as of such date.

    In November 1999, the Company entered into an agreement with its manufacturer of the raw material for Cholestagel and Renagel. Under the terms of the agreement, the Company will be obligated to purchase certain minimum quantities of material beginning in 2000. The Company estimates that its minimum purchase obligations during 2000 will be approximately $3.0 million, and that its minimum purchase obligations during each of the remaining six years of the term of the agreement will be approximately $2.7 million. The Company has agreed to ensure a source of raw material for the Renagel JV's and its own contract manufacturers of Renagel and Cholestagel. The Company's raw material minimum purchase obligations in 2000 do not exceed the amount of raw material that will be required by the contract manufacturers of Renagel and Cholestagel to manufacture the minimum quantities of such products which the Company or the Renagel JV are required to purchase in 2000, as discussed below.

    The Company and the Renagel JV have entered into long-term supply agreements and a letter of intent with certain contract manufacturers for the supply of drug substance for Renagel and for certain finishing, packaging and labeling services to be provided to the Company and the Renagel JV with respect to Renagel. All of the contract manufacturing agreements and the letter of intent require certain minimum purchase obligations to be met during 2000 and throughout the term of the respective agreement. The Company expects that the aggregate minimum purchase obligations that will be incurred under these agreements and the letter of intent during 2000 will be approximately $23.9 million. All minimum purchase obligations whether arising under a contract with the Renagel JV or with the Company are costs associated with the Renagel JV and will be borne equally by the Company and Genzyme.

    In October 1999, the Company completed the purchase of a building and land adjacent to the Company's new headquarters. The Company obtained financing for $3.0 million of the $3.2 million purchase price from its principle banking institution and has pledged $3.0 million of its marketable securities as collateral for the note. The note is repayable on September 30, 2002.

    In October 1999, the Company completed the build-out of a new corporate headquarters. The purchase and build-out of the facility was approximately $25.0 million and was financed through a synthetic lease transaction. The synthetic lease is an asset-based financing structure that is treated as an operating lease for accounting purposes. The lease term commenced on October 21, 1998 and continues for seven years, thereafter. Upon the completion of the construction phase in October 1999, the Company began to pay rent on a monthly basis of approximately $187,000, which is based on a fixed rate of 8.99% on the outstanding balance. During the term of the lease, the Company has the option to purchase the building and the improvements for a purchase price equal to the total amount funded by the lessor of $25.0 million, plus any accrued and unpaid rent and certain other costs outlined in the agreements (the "Purchase Price"). At the end of the lease term, the Company has the option to (i) purchase the building and the improvements for the Purchase Price, (ii) arrange for the facility to be purchased by a third party, or (iii) return the building and improvements to the lessor; provided, however, in the case of options (ii) and
(iii), the Company is contingently liable to the extent the lessor is not able to realize 85% of the Purchase Price upon the sale or other disposition of the property. Under the terms of the synthetic lease, the Company is required to comply with certain financial covenants which, among other things, require the maintenance of minimum levels of cash, tangible net worth, liquidity and debt service coverage and prohibits the payment of dividends. The Company was in compliance with these terms at December 31, 1999.

    In May 1997, the Company entered into a $5 million term loan to finance build-out costs of a former facility. This loan was increased by $3 million in October 1997 to finance capital equipment costs associated with a contract manufacturing agreement for Renagel. In June 1998, these two instruments were consolidated and the terms were modified such that the consolidated loan is payable in quarterly installments through June 30, 2002, with a final payment of $1.2 million due on September 30, 2002. At December 31, 1999, the outstanding principal balance on this debt was $5.0 million.

    The Company leases its former facility under a ten-year agreement expiring in February 2007. The lease requires annual payments of $302,000 until March 2002, and $353,000 for the remainder of the term. The Company intends to sublease this facility. The Company continues to lease a prior facility under an agreement expiring in 2004. The prior facility has been sublet under an agreement expiring in 2004, and the payments to the Company under the sublease are expected to cover the Company's costs associated with this facility.

    At December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $97.1 million, which expire through 2019. Since the Company expects to incur operating losses through 2000, the Company believes that it is more likely than not that all of the deferred tax assets will not be realized, and therefore no tax benefit for the prior losses has been provided. The future utilization of net operating loss carryforwards may be subject to limitation under the changes in stock ownership rules of the Internal Revenue Code of 1986, as amended. Because of this potential limitation, it is possible that the Company will be unable to utilize all or some portion of its net operating loss carryforwards, and as a result, taxable income in future years, which would otherwise be offset by net operating losses, will not be offset and therefore will be subject to tax.

    The Company believes that its existing cash balances and marketable securities coupled with the proceeds from the potential sale, if any, of the
1.75 million shares of Common Stock will be sufficient to fund its operations through at least the year 2002. However, the Company's cash requirements may increase materially from those now planned if, among other things, sales of Renagel do not meet the Company's projections, Cholestagel does not receive marketing approval or such approval is delayed, the commercialization of Cholestagel, once approved, is not successful, the results of the Company's research and development efforts are not favorable, the Company is unable to enter into new relationships with strategic partners, competitive technological advances undermine the success of the Company's products, or the FDA regulatory process results in decisions which are not favorable to the Company. Adequate additional funds, whether through additional sales of securities or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies under terms that the Company might otherwise find unacceptable.

Year 2000

    While no significant business interruption has occurred since January 1, 2000, the Company will continue to monitor its systems for Year 2000 compliance issues that may still occur. The Company cannot assure that business interruptions will not occur related to Year 2000 compliance. Additionally, the inability of a third party upon which the Company is dependent to address issues related to Year 2000 compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

Factors Affecting Future Operating Results

    Except for historical information contained herein, the discussion in this section, as well as elsewhere in this Annual Report, contains forward-looking statements including, without limitation, statements regarding the Company's current expectations with respect to timing, sufficiency, and results of clinical trials, the establishment of corporate partnering agreements, the timing of the Company's cash requirements, the timing of regulatory approvals for certain products and the potential applications of the Company's technology. These statements represent the current expectations of the Company's management. Actual results could differ materially from those projected due to factors affecting the Company's cash requirements as described above. In addition, the Company's ability to achieve the results projected is subject to certain risks and uncertainties regarding the Company's business such as those set forth below. Readers are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly announce the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Minimal Product Sales to Date; Risks Related to Lead Product and Potential Products

     As of December 31, 1999, the Renagel JV has generated cumulative revenue from product sales in the amount of approximately $19.8 million. The Company has not generated any other revenue from product sales. Although the FDA, the European Commission and the Health Protection Branch of the Canadian Government have granted marketing approval for Renagel Capsules, no assurance can be given that the product will receive market acceptance and meet sales expectations.

     On July 30, 1999, the Company filed a NDA for Cholestagel with the FDA. There can be no assurance that the results of any of the Company's clinical trials will be sufficient to meet the FDA's requirements for product approval. The failure to obtain FDA approval for Cholestagel, or any significant delay in obtaining such approval, would have a material adverse effect on the Company. If FDA approval for Cholestagel is obtained, the Company cannot assure that the product will achieve market acceptance or meet expected sales goals. The failure to do so would have a material adverse effect on the Company's results of operations.

Dependence on Corporate Alliances; Uncertainty of Market Acceptance

     The Company's lead product, Renagel, is currently being sold in the United States, and is expected to be launched in Europe and Canada in 2000, through a Joint Venture with Genzyme. The Company has also entered into a collaboration agreement with Chugai for the development and commercialization of Renagel in Japan and other Pacific Rim countries. In December 1999, the Company entered into a Collaboration Agreement with Sankyo for the final development and commercialization of Cholestagel in the United States, as well as a Collaboration Agreement granting Sankyo an option to obtain exclusive rights to develop and commercialize a second generation cholesterol-lowering compound in various territories. In connection with the acquisition of SunPharm, the Company acquired a collaboration agreement with the University of Florida and a consulting agreement with Professor Raymond Bergeron, under which substantially all of the research and a large portion of the early preclinical development work related to polyamines and iron chelators will be conducted. From SunPharm, the Company also acquired strategic alliances with Warner-Lambert , Nippon Kayaku, and Schein.

     With respect to the products and/or compounds covered by the relationships described above, the Company plans to rely upon its corporate partners to commercialize Renagel and other potential products; obtain certain regulatory approvals; conduct specified research and development activities including, in some circumstances, clinical trials; and fund certain development activities.

     If any of the Company's existing collaborations are terminated or otherwise unsuccessful, the Company will either have to delay the continued development and commercialization of potential products or expend its own resources to fund such activities. A delay in product development or commercialization, or an increase in expenditures to fund development, sales and marketing would likely require the Company to seek additional sources of funding. The Company cannot assure that such funding will be available when needed or on acceptable terms. In addition, should the Company fail to retain the relationship with the University of Florida and Professor Bergeron, there can be no assurance that it will be able to facilitate the efficient development of its acquired intellectual property position in iron chelator and polyamine technology.

     To the extent that the Company is successful in maintaining its corporate partners and strategic relationships and in obtaining new corporate partners, it will be dependent upon the efforts of these partners and there can be no assurance that such efforts will be successful. The Company cannot assure that Genzyme and Sankyo will be successful in achieving market acceptance for Renagel and Cholestagel, respectively.

Dependence on Others for Manufacturing; Single Sources of Supply; Process Development Risks

    The Company and the Renagel JV have relied and will continue to rely upon third parties to manufacture commercial quantities of Renagel. The Company and the Renagel JV currently have or are in the process of negotiating the following manufacturing or supply relationships related to Renagel:

         * The Company has entered into a non-exclusive Sublicense Agreement granting rights to manufacture the starting material for Renagel to a supplier, and have recently entered into a long-term fixed-price supply agreement to purchase the starting material from this supplier;

         * The Company has entered into a long-term fixed-price supply agreement with The Dow Chemical Company for the drug substance for Renagel;

         * The Renagel JV has entered into a long-term fixed-price supply agreement with Genzyme to manufacture the drug substance for Renagel;

         * The Company has concluded a long-term fixed-price service agreement with one encapsulator to formulate the Renagel drug substance into Renagel capsules for distribution into the United States, and the Company is currently negotiating a long-term fixed price service agreement with the same encapsulator to formulate the Renagel drug substance into finished Renagel capsules for distribution into other territories; and

         * The Renagel JV is in the process of negotiating a long-term fixed-price service agreement with a tabulator to formulate the Renagel drug substance into Renagel tablets.

    With respect to Cholestagel, the Company currently has or is in the process of negotiating the following manufacturing or supply relationships:

         * The Company has entered into a non-exclusive Sublicense Agreement granting rights to manufacture the starting material for Cholestagel to a supplier, and has recently entered into a long-term fixed-price supply agreement to purchase the starting material from this supplier;

         * The Company has entered into a supply agreement related to the supply of initial commercial quantities of the drug substance for Cholestagel, and are beginning negotiations regarding a long-term supply agreement for commercial quantities of the drug substance for Cholestagel; and

         * The Company is in the process of negotiating a long-term fixed-price service agreement with a formulator to formulate the Cholestagel drug substance into Cholestagel tablets.

    Should any of these manufacturing relationships or negotiations terminate or should any of the suppliers be unable to satisfy the Company's requirements for starting material, drug substance or finished goods, the Company would be unable to commercialize its products as expected, and its business and financial condition would be materially and adversely affected. In addition, the Company has agreed to supply the Cholestagel drug substance and Cholestagel tablets to Sankyo at fixed prices. The Company cannot assure that its suppliers of Cholestagel drug substance or Cholestagel tablets will be able to deliver materials to the Company at the same fixed prices. To the extent its suppliers are not able to satisfy its requirements at such prices, the Company's results of operations would be materially adversely affected. In addition, the Company cannot assure that it will be successful in obtaining additional sources for any of the products or services described above or that it will be able to obtain such products or services on commercially reasonable terms.

    The Company will also rely on third parties for the production of polyamine analogue compounds and iron chelators in limited quantities for pre-clinical and clinical trials and does not at the present time possess the staff or facilities necessary to manufacture these compounds in commercial quantities. The Company cannot ensure that it or its suppliers can manufacture the polyamine analogue compounds or iron chelators at a cost or in quantities necessary to make these compounds commercially viable products.

    A shutdown in any of the manufacturing facilities utilized by the Company's suppliers due to technical, regulatory or other problems, resulting in an interruption in supply of products, could significantly delay the manufacturing of one or more of the Company's products, which could have an adverse impact on its financial results. The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. The FDA's current Good Manufacturing Practices are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards. Because the suppliers of key components and materials must be named in an NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. In the event of any interruption in supply from a contract manufacturer due to regulatory reasons, processing problems, capacity constraints or other causes, alternative manufacturing arrangements may not be available to the Company on a timely basis, if at all.

Reliance on License to Manufacture Starting Material

    A third party has patents covering the starting material employed in the manufacture of Renagel and Cholestagel. The Company has obtained a non-exclusive license under these patents to manufacture the material in connection with the production of Renagel and Cholestagel. The Company may not sublicense its rights under this license without the licensor's consent, except to the Company's current supplier of the starting material and certain other parties specified in the license. The license agreement may be terminated upon short notice if the Company fails to meet its material obligations under the license agreement, including lump sum payments, royalties and confidentiality obligations. If the license is terminated and the owner of the patent is unwilling to supply material to GelTex, the Company may not be able to commercialize its lead products using current manufacturing procedures, if at all, which would have a material adverse effect on the Company's financial condition and results of operations.

Technological Uncertainty and Early Stage of Product Development

    The Company's anti-obesity, infectious diseases, polyamine, and iron chelator programs are the primary focus of the Company's research and development efforts. There can be no assurance that these programs or the Company's other research and development activities will be successful or that any product candidates will be chosen from preclinical studies. Should the Company commence the clinical development of any compounds, there can be no assurance that clinical trials of products under development will demonstrate the safety and efficacy of such products at all or to the extent necessary to obtain regulatory approvals. With respect to its research and development activities, the Company may encounter unanticipated problems, including development, regulatory, manufacturing and marketing difficulties, some of which may be beyond the Company's ability to resolve.

    The Company also licenses significant technology from the University of Florida, and exclusively licenses more than 45 issued U.S. and foreign patents and numerous pending patent applications, subject to a nonexclusive statutory U.S. Government license. The University of Florida may terminate the Company's rights under this license agreement if the Company fails to pay royalties as required, for a material breach of the license agreement, for bankruptcy or failure to carry on business, for failure to commence marketing of a licensed product within six months of approval in any specific market, and for failure to comply with the terms of the sponsored research agreement with the University of Florida. To date, no licensed products under the agreement have received marketing approvals in any specific market. If the University of Florida terminates the license agreement, the Company's rights to manufacture DEHOP, DENSPM and certain other potential products would terminate, and the Company's financial condition and results of operations could be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this Item is incorporated by reference from the discussion under the heading Financial Instruments in the Notes to the Financial Statements included in this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial Statements and Supplementary Data appear at pages F-1 through F-20 of this Annual Report on Form 10-K immediately following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) DIRECTORS. The information with respect to directors required by this item is incorporated herein by reference from the section entitled "Election of Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2000 (the "2000 Proxy Statement").

    (b) EXECUTIVE OFFICERS. See the section entitled "Management-Executive Officers" in Item 1(a) in Part I above.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference from the section entitled "Executive Compensation" in the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference from the section entitled "Share Ownership" in the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in the 2000 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

    (1) FINANCIAL STATEMENTS:

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       PAGE
                                                                       ----

                Report of Independent Auditors......................    F-2
                Balance Sheets as of December 31, 1999 and 1998.....    F-3
                Statements of Operations for the years ended
                     December 31, 1999, 1998 and 1997...............    F-4
                Statements of Changes in Stockholders' Equity for
                     the years ended December 31, 1999, 1998 and
                     1997...........................................    F-5
                Statements of Cash Flows for the years ended
                     December 31, 1999, 1998 and 1997...............    F-6
                Notes to Financial Statements.......................    F-7

    (2) FINANCIAL STATEMENT SCHEDULES:

    All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3) EXHIBITS

    See Exhibit Index immediately following the Financial Statements.

(b) REPORTS ON FORM 8-K

    The Company filed two reports on Form 8-K during the fiscal quarter ended December 31, 1999.

    The Company filed a report on Form 8-K dated November 15, 1999 under Item 5 reporting the execution of a binding letter of intent.

    The Company filed a report on Form 8-K dated November 16, 1999, reporting the Company's acquisition of SunPharm Corporation under Item 2 and providing certain financial statements for SunPharm Corporation under Item 7.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GELTEX PHARMACEUTICALS, INC.



Date: March 29, 2000             By:    /s/ Mark Skaletsky
                                      ------------------------------------------
                                        Mark Skaletsky
                                        President and Chief Executive Officer


    We, the undersigned officer and directors of GelTex Pharmaceuticals, Inc., hereby severally constitute Mark Skaletsky and Joann Nestor, and each of them singly, our true and lawful attorneys, with full power to them and each of them to sign for us, in our names and in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact may do or cause to be done by virtue hereof.

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


            SIGNATURE                                   TITLE                                      DATE
            ---------                                   -----                                      ----


      /s/ Mark Skaletsky                      Director, President and Chief                    March 29, 2000
     -------------------------------          Executive Officer
     Mark Skaletsky                           (Principal Executive Officer)


      /s/ Paul Mellett                        Vice President, Administration                   March 29, 2000
     -------------------------------          and Finance (Principal Financial
     Paul Mellett                             and Accounting Officer)


      /s/ Robert Carpenter                    Chairman of the Board                            March 29, 2000
     ------------------------------           and Director
     Robert Carpenter


      /s/ J. Richard Crout                    Director                                         March 29, 2000
     -----------------------------
     J. Richard Crout


      /s/ Henri Termeer                       Director                                         March 29, 2000
     -----------------------------
     Henri Termeer


      /s/ Jesse Treu                          Director                                         March 29, 2000
     -----------------------------
     Jesse Treu

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
Report of Independent Auditors......................................  F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998........  F-3

Consolidated Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997.................................  F-4

Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 1999, 1998 and 1997.....................  F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997.................................  F-6

Notes to Consolidated Financial Statements..........................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
GelTex Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of GelTex Pharmaceuticals, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of RenaGel LLC (a limited liability company in which the Company has a 50% interest), as of December 31, 1999 and 1998, and for the years then ended, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for RenaGel LLC, as of, and for the years ended, December 31, 1999 and 1998, it is based solely on their report.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GelTex Pharmaceuticals, Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           Ernst & Young LLP

Boston, Massachusetts
February 22, 2000

                          GELTEX PHARMACEUTICALS, INC.

                          CONSOLIDATED  BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                         --------------------------------
                                                                               1999              1998
                                                                         ---------------    -------------
ASSETS
Current assets:
     Cash and cash equivalents.......................................    $    20,178,391    $  30,874,900
     Marketable securities...........................................         52,250,534       74,077,436
     Prepaid expenses and other current assets.......................          1,763,400        2,708,487
     Due from affiliates.............................................            411,250       10,251,100
     Due from Joint Venture..........................................            664,741        1,128,124
                                                                         ---------------    -------------
Total current assets.................................................         75,268,316      119,040,047

Long-term receivables, affiliates....................................            371,750          470,000
Long-term receivables................................................                 --           32,725
Property and equipment, net..........................................         11,117,725        7,899,470
Purchased goodwill, net..............................................          6,753,729               --
Intangible assets, net...............................................          1,282,490          818,963
Investment in Joint Venture..........................................         11,295,056        5,183,580
                                                                         ---------------  ---------------

                                                                         $   106,089,066  $   133,444,785
                                                                         ===============  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses...........................    $     5,175,756  $     4,848,728
     Due to Joint Venture............................................                 --        1,349,400
     Current portion of long-term obligations........................          1,646,296        2,020,614
                                                                         ---------------  ---------------

Total current liabilities............................................          6,822,052        8,218,742

Other, long-term liabilities.........................................              5,390               --
Long-term obligations, less current portion..........................          6,559,884        5,206,180
Commitments and contingencies........................................                 --               --
Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000,000
         shares authorized, none issued or outstanding...............                 --               --
     Common Stock, $.01 par value, 50,000,000 shares authorized;
         18,063,122 and 16,792,444 shares issued and outstanding at
         December 31, 1999 and 1998, respectively....................            180,631          167,924
     Additional paid-in capital......................................        202,210,089      186,762,715
     Deferred compensation...........................................           (483,019)        (663,722)
     Accumulated other comprehensive income..........................           (245,099)         264,388
     Accumulated deficit.............................................       (108,960,862)     (66,511,442)
                                                                         ---------------  ---------------

Total stockholders' equity...........................................         92,701,740      120,019,863
                                                                         ---------------  ---------------

                                                                         $   106,089,066  $   133,444,785
                                                                         ===============  ===============


   The accompanying notes are an integral part of the consolidated financial statements

                          GELTEX PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                               1999                1998               1997
                                                         ---------------     ---------------       ----------
REVENUE:

     License fee and research revenue...............      $  10,667,708       $  25,000,000       $    1,000,010
     Collaborative Joint Venture project
      Reimbursement.................................          5,781,169           7,658,232            9,195,727
     Research grant.................................                 --                  --              289,254
                                                         --------------      --------------       --------------
Total revenue.......................................         16,448,877          32,658,232           10,484,991

COSTS AND EXPENSES:

     Research and development.......................         32,601,593          27,904,064           22,251,062
     Collaborative Joint Venture project costs......          5,781,169           7,658,232            9,195,727
                                                         --------------      --------------       --------------
          Total research and development............         38,382,762          35,562,296           31,446,789
     General and administrative.....................          6,934,674           5,583,361            4,089,467
     Acquired in-process research and development...          9,530,000                  --                   --
                                                         --------------      --------------       --------------
Total costs and expenses............................         54,847,436          41,145,657           35,536,256
                                                         --------------      --------------       --------------
Loss from operations................................        (38,398,559)         (8,487,425)         (25,051,265)
Equity in loss of Joint Venture.....................         (7,937,041)         (7,535,630)          (2,310,345)
Interest income.....................................          4,371,831           5,069,250            3,094,874
Interest expense....................................           (485,651)           (613,513)            (217,142)
                                                         --------------      --------------       --------------
Net loss............................................      $ (42,449,420)     $  (11,567,318)      $  (24,483,878)
                                                         ==============      ==============       ==============
Net loss per common share and common share
 assuming dilution..................................      $       (2.50)     $        (0.72)      $        (1.80)
                                                         ==============      ==============       ==============
Shares used in computing net loss per common share
 and common share assuming dilution.................         17,003,000          16,023,000           13,592,000


   The accompanying notes are an integral part of the consolidated financial statements.

                          GELTEX PHARMACEUTICALS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                          ACCUMULATED
                                                                    ADDITIONAL                               OTHER     TOTAL STOCK-
                                                   COMMON STOCK      PAID-IN-    DEFERRED    ACCUMULATED COMPREHENSIVE   HOLDERS'
                                                  SHARES   AMOUNTS   CAPITAL   COMPENSATION    DEFICIT       INCOME       EQUITY
                                                  ------   -------  ---------- ------------  ----------- -------------  -----------
Balance at January 1, 1997..................... 13,521,302 $135,213 $105,407,670 $  (46,129) $ (30,460,246) $  19,967  $ 75,056,475

Comprehensive income:
  Net loss.....................................                                                (24,483,878)             (24,483,878)
  Other comprehensive income, unrealized                                                                       57,435        57,435
  gain on available for sale securities........                                                                        ------------
Comprehensive income...........................                                                                         (24,426,443)
Issuance of common stock under stock option
  plan and exercise of warrants ...............     16,758      168       89,265                                             89,433
Issuance of stock to Joint Venture partner.....    100,000    1,000    2,495,678                                          2,496,678
Issuance of stock under employee stock
  Purchase plan................................      4,204       42       71,426                                             71,468
Deferred compensation associated with stock
  Option grants................................                          594,200   (594,200)                                     --
Amortization of deferred compensation..........         --       --           --    130,697             --         --       130,697
                                                ---------- -------- ------------ ----------  -------------  ---------  ------------
Balance at December 31, 1997................... 13,642,264  136,423  108,658,239   (509,632)   (54,944,124)    77,402    53,418,308

Comprehensive income:
  Net loss.....................................                                                (11,567,318)             (11,567,318)
  Other comprehensive income, unrealized                                                                      186,986       186,986
  gain on available for sale securities........                                                                        ------------
Comprehensive income...........................                                                                         (11,380,332)
Issuance of common stock under stock
  Option plan and exercise of warrants.........    130,549    1,305    1,033,150                                          1,034,455
Issuance of common stock under employee
  stock purchase plan..........................     19,631      196      317,527                                            317,723
Deferred compensation associated with stock
  Option grants................................                        1,024,190 (1,024,190)                                     --
Amortization of deferred compensation                                               870,100                                 870,100
Issuance of common stock through a follow-
  on Public Offering, net of offering costs of
  $5,240,391...................................  3,000,000   30,000   75,729,609         --             --         --    75,759,609
                                                ---------- -------- ------------ ----------  -------------  ---------  ------------
Balance of December 31, 1998................... 16,792,444 $167,924 $186,762,715 $ (663,722) $ (66,511,442) $ 264,388  $120,019,863
Comprehensive income:
  Net loss                                                                                     (42,449,420)             (42,449,420)
  Other comprehensive loss, unrealized
    loss on available for sales securities.....                                                              (509,487)     (509,487)
                                                                                                                       ------------
Comprehensive income                                                                                                    (42,958,907)
Issuance of common stock under stock option
  plan and exercise of warrants................     76,737      767      107,116                                            107,883
Issuance of common stock under employee
  stock purchase plan..........................     18,745      187      245,787                                            245,974
Deferred compensation associated with stock
  option grants................................                          377,035   (377,035)                                     --
Amortization of deferred compensation..........                                     557,738                                 557,738
Issuance of common stock for acquisition.......  1,175,196   11,752   14,717,436         --             --         --    14,729,188
                                                ---------- -------- ------------ ----------  -------------  ---------  ------------
Balance at December 31, 1999................... 18,063,122 $180,631 $202,210,089 $ (483,019) $(108,960,862) $(245,099) $ 92,701,740
                                                ========== ======== ============ ==========  =============  =========  ============


   The accompanying notes are an integral part of the consolidated financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------------------
                                                                            1999                  1998                 1997
                                                                       -------------         -------------         ------------
OPERATING ACTIVITIES
Net loss.......................................................        $ (42,449,420)        $ (11,567,318)        $(24,483,878)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..............................            2,124,833             1,536,564            1,193,394
   Equity in net loss of Joint Venture ........................            7,937,041             7,535,630            2,310,345
   Acquired in-process research and development ...............            9,530,000                    --                   --
   Compensation from issuance of stock options ................              557,738               870,100              130,697
   Changes in operating assets and liabilities:
          Prepaid expenses and other current assets ...........              945,088            (1,279,694)             495,085
          Due from affiliates .................................            9,839,850           (10,251,100)                  --
          Due from Joint Venture ..............................              463,383               695,753           (1,823,877)
          Long term receivables, affiliates ...................               98,250              (470,000)                  --
          Long term receivables ...............................               32,725                (5,725)              (7,000)
          Accounts payable and accrued expenses ...............             (616,333)               20,976            2,331,883
          Amount due to Joint Venture .........................           (1,349,400)            1,349,400                   --
                                                                       -------------         -------------         ------------
Net cash used in operating activities .........................          (12,886,245)          (11,565,414)         (19,853,351)

INVESTING ACTIVITIES
Purchase of marketable securities .............................         (106,049,917)         (212,710,698)         (26,388,812)
Proceeds from sale and maturities of marketable securities ....          126,633,355           165,624,065           53,135,619
Investment in Joint Venture ...................................          (14,048,517)           (9,630,014)          (5,399,541)
Purchase of intangible assets .................................             (797,382)             (592,790)            (259,904)
Purchase of property and equipment ............................           (4,886,436)           (1,536,206)          (6,228,763)
                                                                       -------------         -------------         ------------
Net cash provided by (used in) investing activities ...........              851,103           (58,845,643)          14,858,599

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of issuance costs ......              107,883            76,794,069            2,586,111
Proceeds from employee stock purchase plan ....................              245,974               317,723               71,468
Proceeds from financing of assets .............................            3,000,000                    --            8,782,495
Payments on notes payable .....................................           (2,015,224)           (1,644,925)            (426,900)
                                                                       -------------         -------------         ------------
Net cash provided by financing activities .....................            1,338,633            75,466,867           11,013,174
Increase (decrease) in cash and cash equivalents ..............          (10,696,509)            4,185,710            5,887,725
Cash and cash equivalents at beginning of year ................           30,874,900            26,689,190           20,801,465
                                                                       -------------         -------------         ------------
Cash and cash equivalents at end of year ......................        $  20,178,391         $  30,874,900         $ 26,689,190
                                                                       =============         =============         ============
Supplemental disclosures of cash flow information:
     Acquisition of SunPharm Corporation ......................
     Interest paid ............................................        $     485,651         $     613,513         $    217,142


   The accompanying notes are an integral part of the consolidated financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1. BUSINESS

     GelTex Pharmaceuticals, Inc. has historically focused its efforts on the development of non-absorbed, polymer-based pharmaceuticals that selectively bind to and eliminate target substances from the intestinal tract. With its acquisition of SunPharm Corporation in November 1999, the Company acquired expertise in two chemically related classes of molecules, polyamines and iron chelators. In October 1998 and February 2000, the Company received approval from the United States Food and Drug Administration, or the FDA, and the European Commission, respectively, for its lead product Renagel Capsules (sevelamer hydrochloride), and in July 1999, the Company filed a New Drug Application, or NDA, with the FDA seeking approval for its second compound, Cholestagel (colesevelam hydrochloride). Throughout 1999, GelTex continued its product development efforts focused on therapeutic agents for the treatment of obesity and infectious diseases.

2. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The accompanying financial statements include the accounts of GelTex Pharmaceuticals, Inc. and its wholly-owned subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to future cash flows associated with assets and useful lives for depreciation and amortization. Actual results could differ from those estimates.

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

     As of December 31, 1999, the Company pledged $3.0 million of marketable securities as collateral to secure $3.2 million of financing for the purchase of a building and land adjacent to the Company's headquarters.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to income as incurred. Interest is capitalized as part of the acquisition cost of major construction projects.

     Depreciation is completed by the straight-line method over estimated useful lives which are generally as follows:

     Buildings............................ 30 years
     Leasehold improvements............... Life of building lease
     Furniture, fixtures and equipment.... 5 years

     The Company reviews the value of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

INTANGIBLE ASSETS

     Intangible assets represent the excess of cost of acquired businesses over the fair value of identifiable net assets and the cost of technology and patents. Intangible assets are amortized on a straight-line basis over periods of five to seven years. The Company reviews the value of its goodwill and other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.

STOCK BASED COMPENSATION

     The Company accounts for stock based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Accordingly, deferred compensation is recorded to the extent that the current market price of the underlying stock exceeds the exercise price on the date of grant. Such deferred compensation is amortized over the respective vesting periods of such option grants. The Company adopted the disclosure requirements of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), and provides pro forma net loss and pro forma loss per share note disclosures for employee stock option grants made after 1994 as if the fair-value based method defined in SFAS No. 123 had been applied. Transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for using the fair market value method defined in SFAS No. 123 (see Note 10).

FINANCIAL INSTRUMENTS

     The Company utilizes foreign exchange forward contracts as hedges against exposure to fluctuations in exchange rates associated with certain commitments denominated in foreign currencies (see Note 15). Gains and losses are deferred and recognized as adjustments of carrying amounts when the hedged transaction occurs. As of December 31, 1999, the Company had $7.6 million of foreign exchange contracts outstanding. Deferred gains or losses at December 31, 1999 are not material as the contracts' fair market value approximates its notional value.

     In order to mitigate the impact of fluctuations in U.S. interest rates, the Company has entered into interest rate swaps on an outstanding long-term obligation (see Note 12) and on an outstanding long-term commitment (see Note
15). Net interest payable or receivable is determined on a quarterly basis and is insignificant at December 31, 1999.

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

RECLASSIFICATION

     Certain amounts from the prior years have been reclassified to conform to current year presentation.

ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports. The Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. Under this Statement, the Company's operations are treated as one operating segment. The adoption of the Statement did not affect the Company's results of operations or its financial position.

     In June 1999, the Financial Accounting Standards Board issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement 133" which is required to be adopted by the Company in fiscal year 2001. The Statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities in which the Company engages. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of this Statement will not have a significant effect on the Company's results of operations or its financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company has concluded that SAB 101 will not have a material impact on the financial position or results of operations of the Company.

3. ACQUISITION

     In November 1999, the Company completed the purchase of SunPharm Corporation, a life sciences firm that developed proprietary pharmaceuticals based on polyamine and iron chelator technologies. The total purchase price, including transaction costs and liabilities assumed, was $16.4 million. The acquisition was accounted for under the purchase accounting method and resulted in the recording of approximately $6.9 million of purchased goodwill and a one-time charge of $9.5 million for in-process research and development. The Company is amortizing the purchased goodwill on a straight-line basis over a seven year life. The Company financed the acquisition through the issuance of approximately 1.2 million of its Common Shares. The value of the Common Stock issued in connection with the acquisition was calculated using a fair value of $12.31 per share. This per share fair value represents the average closing price of the Company's Common Stock on the date the acquisition was completed. Common Stock issuable upon exercise of SunPharm Corporation options and warrants was assigned a fair value using the Black-Scholes method. The consolidated financial statements include SunPharm Corporation's operating results from the date of acquisition.

     Acquired in-process research and development for the merger was evaluated utilizing the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the effective time of the merger, had not reached technological feasibility. The cash flow projections for revenues are based on estimates of growth rates and the aggregate size of the respective market for each product; probability of technical success given the stage of development at the time of acquisition; royalty rates based on prior licensing agreements; product's sales cycles; and the estimated life of a product's underlying technology. Estimated operating expenses and income taxes are deducted from revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include general and administrative expenses and research and development costs. The rates utilized to discount projected cash flows range from 40% to 50%, depending upon the relative risk of the project and the weighted average cost of capital for GelTex at the time of the merger.

     The acquired in-process research and development of approximately $9.5 million represents the value determined by the Company's management to be attributable to the acquired in-process research and development assets associated with the technology acquired in the SunPharm acquisition. Of this amount, approximately $8.7 million is related to the DENSPM for solid tumor cancer project and approximately $0.8 million is related to the DEHOP for AIDS-related diarrhea project. The values associated with these programs represent GelTex's management ascribed values, based on the discounted cash flows currently expected from the technologies acquired. If these projects are not successfully developed, the business, operating results, and financial condition of GelTex may be adversely affected.

     As of the date the merger agreement was signed, GelTex concluded that once completed, the technologies under development can only be economically used for their specific and intended purposes and that the acquired in-process research and development technology has no alternative future uses after taking into consideration the overall objectives of the projects, progress toward the objectives, and uniqueness of developments to these objectives.

     The major risks associated with the timely completion and commercialization of these products is the ability to confirm the safety and efficacy of the technology based on the data of long-term clinical trials. If these projects are not successfully developed, future results of operations of the Company may be adversely affected. Additionally, the value of the other intangible assets acquired may become impaired.

     The Company believes that the assumptions used to value the acquired intangibles were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project revenues, development costs, or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, among others, actual results may vary from the projected results.

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on January 1, 1998, and excludes the write-off of in-process research and development of $9.5 million:

    (IN THOUSANDS, EXCEPT           YEAR-ENDED           YEAR-ENDED
    PER SHARE AMOUNTS)          DECEMBER 31, 1999    DECEMBER 31, 1998
                                -----------------    -----------------
    Revenue                     $         17,074     $         32,889
    Net loss                    $        (37,958)    $        (16,317)
    Net loss per share          $          (2.09)    $          (0.95)

     These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

4. JOINT VENTURE AGREEMENT

Formation of the Joint Venture

     In June 1997, the Company entered into a joint venture with Genzyme Corporation for the final development and commercialization of Renagel(R) Capsules (the "Joint Venture"). Under the agreement, Genzyme paid the Company a $15.0 million non-refundable payment in 1998 upon receipt of marketing approval from the FDA, and made an additional $10.0 million non-refundable payment one year after FDA approval in October 1999. The terms of the Joint Venture require the Company and Genzyme to each make capital contributions to the Joint Venture in an amount equal to 50% of all costs and expenses associated with the development and commercialization of Renagel, including costs and expenses incurred by either party in performing under the agreement, and the Company and Genzyme will share equally in the profits generated from sales of the product.

Capital Contributions to the Joint Venture

     Under the terms of the joint venture agreement, GelTex and Genzyme each make equal capital contributions to the Joint Venture which are accounted for by the parties as investments in the Joint Venture. The amount of the periodic capital contributions are based upon the costs incurred for product development and commercialization ("Project Costs") which are approved by both parties. To the extent that either party fails to make all or any portion of a required periodic capital contribution to the Joint Venture and the other party does not exercise its right to terminate the agreement, each party's percentage ownership interest in the Joint Venture will be immediately adjusted to correspond to the cumulative amount of capital contributions made by each party as of such date. Thereafter, each party's monthly capital contribution will be made in proportion to each party's adjusted percentage ownership interest in the Joint Venture. At December 31, 1999, each party had contributed approximately $29.1 million to the Joint Venture through periodic contributions, representing each party's 50% share of a total of approximately $58.2 million in periodic capital contributions to the Joint Venture. As of December 31, 1998, $1,349,400 was owed to the Joint Venture by the Company. The Company recorded this amount as a current liability. The Joint Venture recorded this amount as a contra equity account. This amount was subsequently paid in January 1999.

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

Termination of the Joint Venture

     The Joint Venture can be terminated for certain material breaches which remain uncured after a stated period of time has lapsed; upon the bankruptcy or change of control of either party; or for any reason with one year prior written notice at any time after receipt of FDA approval to market Renagel which occurred in October 1998. Depending upon the reason for termination, each party has certain rights to purchase the other's interest in the Joint Venture and proceed with the development and commercialization of Renagel on its own.

     Summarized financial information regarding the Joint Venture as of, and for year ended, December 31, 1999 is as follows:

     Revenues.......................................    $  19,543,000
     Other income...................................        1,557,000
     Cost of products sold..........................        7,362,000
     Selling, general and administrative expenses...       18,624,000
     Research and development expenses..............       11,154,000
     Interest income................................          166,000
                                                        -------------
     Net loss.......................................    $ (15,874,000)
     Current assets.................................    $  22,720,000
     Non-current assets.............................    $   7,965,000
     Current liabilities............................    $   8,093,000
     Non-current liabilities........................    $           -

     Summarized financial information regarding the Joint Venture as of, and for the year ended, December 31, 1998 is as follows:

     Revenues.......................................    $     266,000
     Cost of products sold..........................          113,000
     Selling, general and administrative expenses...        6,493,000
     Research and development expenses..............        8,778,000
     Interest income................................           22,000
                                                        -------------
     Net loss.......................................    $ (15,096,000)
     Current assets.................................    $   9,930,000
     Non-current assets.............................    $   7,209,000
     Current liabilities............................    $   8,147,000
     Non-current liabilities........................    $           -

Summarized financial information regarding the Joint Venture as of, and for the period June 6, 1997 (date of inception) through December 31, 1997 is as follows:

     Selling, general and administrative expenses...   $     35,000
     Research and development expenses..............      4,588,000
     Interest income................................          3,000
                                                       ------------
     Net loss.......................................   $ (4,620,000)

5. AVAILABLE-FOR-SALE SECURITIES

     The following is a summary of available-for-sale securities:

DECEMBER 31, 1999:

                                                         GROSS              GROSS
                                                      UNREALIZED         UNREALIZED         ESTIMATED
                                         COST            GAINS              GAINS           FAIR VALUE
                                     ------------   --------------     --------------     -------------
     U.S. Corporate Securities.....  $ 33,744,199   $        1,733     $      (79,347)    $  33,666,585
     U.S. Government Obligations...    16,252,291               --           (168,342)       16,083,949
     Money Market Accounts.........    18,574,249              857                 --        18,575,106
                                     ------------   --------------     --------------     -------------
     Total.........................  $ 68,570,739   $        2,590     $     (247,689)    $  68,325,640
                                     ============   ==============     ===============    =============

DECEMBER 31, 1998:

                                                         GROSS              GROSS
                                                      UNREALIZED         UNREALIZED         ESTIMATED
                                         COST            GAINS              GAINS           FAIR VALUE
                                     ------------   --------------     --------------     -------------
    U.S. Corporate Securities.....   $ 70,372,614   $       238,388    $      (13,923)    $  70,597,079
    U.S. Government Obligations...     16,967,112            39,922                --        17,007,034
    Money Market Accounts.........     12,417,649                --                --        12,417,649
                                     ------------   ---------------    --------------      ------------
    Total.........................   $ 99,757,375   $       278,310    $      (13,923)    $ 100,021,762
                                     ============   ===============    ===============    =============

     The fair value of available-for-sale securities is determined using the published closing prices of these securities as of December 31, 1999 and 1998. These securities are classified at their estimated fair value in the accompanying balance sheet as follows:

                                               DECEMBER 31,
                                       -----------------------------
                                           1999            1998
                                       ------------   --------------
     Cash equivalents...........       $ 16,075,106    $  25,944,326
     Marketable securities......         52,250,534       74,077,436
                                       ------------    -------------
                                       $ 68,325,640    $ 100,021,762
                                       ============    =============

     The cost and estimated fair value of available-for-sale debt securities, which excludes money market accounts, at December 31, 1999, by contractual maturity, are shown below.

                                                                 ESTIMATED
                                                     COST        FAIR VALUE
                                                 ------------   ------------
     Due in one year or less..................   $ 37,745,724   $ 37,665,756
     Due after one year through two years.....     12,250,766     12,084,778
                                                 ------------   ------------
                                                 $ 49,996,490   $ 49,750,534
                                                 ============   ============

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31:

                                         1999             1998
                                    -------------    ------------
     Accounts payable...........    $  3,392,854     $  3,698,102
     Accrued compensation.......         643,531          604,729
     Accrued other..............       1,139,371          545,897
                                    ------------     ------------
                                    $  5,175,756     $  4,848,728
                                    ============     ============

7. PROPERTY, PLANT AND EQUIPMENT, NET

     At December 31, property, plant and equipment consisted of the following:

                                                                1999            1998
                                                           ------------     ------------
     Leasehold improvements............................    $  7,114,246     $  7,011,258
     Equipment.........................................       5,747,963        4,308,627
     Property and plant................................       3,344,111               --
                                                           ------------     ------------
                                                             16,206,320       11,319,885
     Less accumulated depreciation and amortization....       5,088,595        3,420,415
                                                           ------------     ------------
     Property, plant and equipment, net................    $ 11,117,725     $  7,899,470
                                                           ============     ============

     Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was approximately $1,668,000, $1,296,000 and $816,000, respectively. Leasehold improvements of $1,718,986, with accumulated amortization of $1,232,522, were subject to a sublease arrangement (see Note 14).

8. INTANGIBLE ASSETS

     At December 31, intangible assets consisted of the following:

                                               1999             1998
                                           ------------     ------------
     Purchased goodwill................    $  6,876,524     $         --
     Less accumulated amortization.....         122,795               --
                                           ------------     ------------
     Purchased goodwill, net...........       6,753,729               --

     Patents and technology............       2,390,375        1,592,990
     Less accumulated amortization.....       1,107,885          774,027
                                           ------------     ------------
     Patents and technology, net.......       1,282,490          818,963

     Intangible assets, net............    $  8,036,219     $    818,963
                                           ============     ============

9. STOCKHOLDERS' EQUITY

     In November 1999, the Company completed the acquisition of SunPharm Corporation by issuing 1,175,196 shares of common stock.

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

10. EQUITY INCENTIVE PLANS, STOCK OPTIONS AND STOCK WARRANTS

     Under the Company's 1992 Equity Incentive Plan (the "Plan"), employees and directors of and consultants to the Company are eligible for awards. At December 31, 1999, the Company has reserved 3,350,000 shares of its Common Stock for awards. Awards can consist of incentive and nonstatutory stock options, stock appreciation rights, restricted stock awards and other stock-based awards. Certain incentive and nonstatutory options granted under the Plan may be exercised upon grant and vest over five years and certain others are exercisable over a four-year vesting period. The Company maintains the right to repurchase any unvested shares of Common Stock upon termination of such stockholder's employment with the Company.

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

     The Company has a 1995 Employee Stock Purchase Plan (the "ESPP") which provides for the grant of rights to eligible employees to purchase up to 250,000 shares of the Company's Common Stock at the lesser of 85% of the fair market value at the beginning or the end of the established offering period. There were 18,745 shares issued under the ESPP at an average price of $13.00 per share in 1999, 19,631 shares at an average price of $16 per share in 1998, and 4,204 shares at an average price of $17 per share in 1997.

     All directors who are not employees of the Company are currently eligible to participate in the Company's 1995 Director Stock Option Plan ("Directors Plan"). At December 31, 1999, the Company had reserved 150,000 shares of its Common Stock for awards. The Directors Plan provides for the granting of options with a term of 10 years to purchase up to 110,000 shares of Common Stock at an exercise price equal to the fair market value of Common Stock at the date of grant. Generally, upon election or re-election at each annual meeting, each eligible director shall be granted options to purchase 4,000 shares of Common Stock for each year of the term of office to be served. The options granted vest in annual installments of 4,000 shares over the term served.

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

     Had compensation expense for the Company's stock-based compensation plans been determined based upon the fair market value at the grant date for stock option awards ("stock options") and at the end of the plan period for stock purchased under its Employee Stock Purchase Plan ("stock purchase shares"), consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been $48,634,898, or $2.86 per share, $16,242,487, or $1.01 per share, and $25,947,119 or $1.91 per share, in 1999,
1998 and 1997, respectively.

     The fair value of stock options granted and stock purchase shares issued during 1999, 1998 and 1997 was estimated at the date of the grant and the end of the plan period, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997: volatility of 67%, 67% and 48%, respectively, risk-free interest rate of 6%, weighted average expected life (years) of four, and no dividends. The effects on fiscal 1999, 1998 and 1997 pro forma net loss and net loss per share of expensing the estimated fair value of stock options and stock purchase shares are not necessarily representative of the effects on reported net loss for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options and stock purchase shares in future years.

Options Issued Under the Plan and the Directors Plan

     The weighted average per share exercise price of stock options granted, exercised and canceled during 1999 was $14.51, $1.39 and $20.85, respectively. The weighted average fair value of stock options granted during 1999 was $8.05 per share. The weighted average fair value of stock purchase shares issued during 1999 was $4.50 per share.

     The weighted average per share exercise price of stock options granted, exercised and canceled during 1998 was $22.80, $8.17 and $16.17, respectively. The weighted average fair value of stock options granted during 1998 was $12.47 per share. The weighted average fair value of stock purchase shares issued during 1998 was $4.95 per share. The weighted average exercise price of the 1,864,021 and 781,811 options outstanding and exercisable as of December 31, 1998, was $17.29 and $12.71, respectively.

     The weighted average per share exercise price of stock options granted, exercised and canceled during 1997 was $23.25, $2.80 and $7.97, respectively. The weighted average fair value of stock options granted during 1996 was $9.61 per share. The weighted average fair value of stock purchase shares issued during 1997 was $5.49 per share. The weighted average exercise price of the 1,433,579 and 470,375 options outstanding and exercisable as of December 31, 1997, was $13.99 and $9.61, respectively.

     A summary of activity in the Plan and the Directors Plan through December 31, 1999 follows:

                                OPTIONS
                               AVAILABLE                               PRICE
                               FOR AWARD        OUTSTANDING          PER SHARE
                               ---------        -----------          ---------
Balance at January 1, 1997 .    261,085          1,010,466         $  .125--$24.25
Authorized .................    310,000                 --                      --
Awarded ....................   (555,300)           555,300         $17.25 --$30.75
Exercised ..................         --            (54,192)        $  .125--$20.50
Canceled or repurchased ....    100,679            (77,995)        $  .32 --$25.00
                                -------          ---------         ---------------
Balance at December 31, 1997    116,464          1,433,579         $  .125--$30.75
Authorized .................    750,000                 --                      --
Awarded ....................   (637,690)           637,690         $15.375--$29.25
Exercised ..................         --           (124,339)        $  .125--$24.75
Canceled or repurchased ....     86,409            (82,909)        $  .25 --$30.75
                                -------          ---------         ---------------
Balance at December 31, 1998    315,183          1,864,021         $  .125--$30.75
Authorized .................    640,000                 --                      --
Awarded ....................   (757,253)           757,253         $10.00 -- 28.00
Exercised ..................         --            (77,987)        $  .125--$18.25
Canceled or repurchased ....    162,933           (161,683)        $  .30 --$30.75
                                -------          ---------         ---------------
Balance at December 31, 1999    360,863          2,381,604         $  .125--$30.50

     Deferred compensation of $377,035 recorded in 1999 represents the fair value of options to purchase common stock granted to certain non-employees in return for consulting services and is included in the table above. The related compensation expense is being amortized ratably over the periods of service.

     A summary of the weighted-average exercise price and remaining contractual life of options outstanding and the weighted average exercise price of options exercisable under the Plan and the Directors Plan as of December 31, 1999 follows:

                                                       WEIGHTED-
                                                       AVERAGE
                                        WEIGHTED-      REMAINING                    WEIGHTED-
                                         AVERAGE      CONTRACTUAL                    AVERAGE
   PRICE PER             OPTIONS         EXERCISE        LIFE        OPTIONS         EXERCISE
     SHARE             OUTSTANDING        PRICE         (YEARS)    EXERCISABLE        PRICE
     -----             -----------        -----         -------    -----------        -----
$  .125--$  .32          285,172          $  .29          4.66       276,004          $  .29
$  .33 --$ 9.00            7,000          $ 9.00          5.70         5,950          $ 9.00
$ 9.01 --$15.00          631,386          $12.58          8.86       175,349          $12.11
$15.01 --$24.25          966,653          $19.37          7.78       490,576          $19.73
$24.26 --$30.50          491,393          $26.32          8.06       215,033          $26.64
                       ---------          ------          ----     ---------          ------
                       2,381,604          $16.69                   1,162,912          $15.19

Options issued outside of the Plan and the Directors Plan

     In 1997, the Company issued options to employees and consultants outside of the Plan and the Directors Plan.

     The weighted average per share exercise price of stock options canceled during 1999 was $25.58. No options were granted outside the Plan or the Directors Plan in 1999.

     The weighted average per share exercise price of stock options granted and canceled during 1998 was $26.22 and $23.67, respectively. The weighted average fair value of stock options granted during 1998 was $14.56 per share. The weighted average exercise price of the 159,985 and 42,709 options outstanding and exercisable as of December 31, 1998, was $26.56 and $26.74, respectively.

     The weighted average per share exercise price of stock options granted during 1997 was $27.06. The weighted average fair value of stock options granted during 1997 was $8.49 per share. The weighted average exercise price of the 38,500 options outstanding as of December 31, 1997, was $27.06. There were no options exercisable as of December 31, 1997.

     A summary of activity for options issued outside of the Plan and the Directors Plan through December 31, 1999 follows:

                                         OPTIONS
                                        AVAILABLE                         PRICE
                                        FOR AWARD      OUTSTANDING      PER SHARE
                                        ---------      -----------    --------------
     Balance at January 1, 1997......           -              -                   -
     Authorized......................     175,000              -                   -
     Awarded.........................     (38,500)        38,500      $27.00--$27.06
     Exercised.......................           -              -                   -
     Canceled or repurchased                    -              -                   -
                                         --------        -------      --------------
     Balance at December 31, 1997....     136,500         38,500      $27.00--$27.06
     Authorized......................           -              -                   -
     Awarded.........................    (145,500)       130,485      $23.25--$27.00
     Exercised.......................           -              -                   -
     Expired.........................           -              -                   -
     Canceled or repurchased.........       9,000         (9,000)     $23.25--$27.00
                                         --------        -------      --------------
     Balance at December 31, 1998....           -        159,985      $23.25--$27.06
     Authorized......................           -              -                   -
     Awarded.........................           -              -                   -
     Exercised.......................           -              -                   -
     Expired.........................     (12,209)             -      $23.37--$26.37
     Canceled or repurchased.........      12,209        (12,209)     $23.37--$26.37
                                         --------        -------      --------------
     Balance at December 31, 1999....           -        147,776      $23.25--$27.06

     A summary of the weighted-average exercise price and remaining contractual life of options outstanding and the weighted average exercise price of options exercisable outside of the Plan and the Directors Plan as of December 31, 1999 follows:

                                                       WEIGHTED-
                                                       AVERAGE
                                        WEIGHTED-      REMAINING                    WEIGHTED-
                                         AVERAGE      CONTRACTUAL                    AVERAGE
   PRICE PER             OPTIONS         EXERCISE        LIFE        OPTIONS         EXERCISE
     SHARE             OUTSTANDING        PRICE         (YEARS)    EXERCISABLE        PRICE
 --------------        ------------     ---------     -----------  -----------      ---------
 $23.25--$27.06          147,776        $  26.65          8.16        79,841        $   26.72

Options and Warrants granted through the acquisition of SunPharm Corporation

     In November 1999, in conjunction with the acquisition of SunPharm Corporation, the Company granted 72,089 options to purchase GelTex Common Stock at exercise prices of between $2.20 and $54.25 and 206,253 warrants to purchase GelTex Common Stock at exercise prices of between $13.22 and $51.63. The fair value of these options and warrants was included in the calculation of the total purchase price of the SunPharm acquisition.

     The weighted average per share exercise price of stock options and warrants granted during 1999 was $27.46 and $26.98, respectively.

     A summary of activity for options issued outside of the Plan and the Directors Plan through December 31, 1999 follows:

                                         OPTIONS AVAILABLE                   PRICE
                                             FOR AWARD     OUTSTANDING      PER SHARE
                                         ----------------  -----------      ---------
     Balance at January 1, 1999......             -                  -                 -
     Authorized......................        72,089                  -     $2.20--$54.25
     Awarded or expired..............       (72,089)            72,089     $2.20--$54.25
     Exercised.......................             -                  -                 -
     Canceled or repurchased.........             -                  -                 -
                                             ------             ------     -------------
     Balance at December 31, 1999....             -             72,089     $2.20--$54.25

     A summary of the weighted-average exercise price and remaining contractual life of options outstanding and the weighted average exercise price of options exercisable outside of the Plan and the Directors Plan as of December 31, 1999 follows:

                                                       WEIGHTED-
                                                       AVERAGE
                                        WEIGHTED-      REMAINING                    WEIGHTED-
                                         AVERAGE      CONTRACTUAL                    AVERAGE
   PRICE PER             OPTIONS         EXERCISE        LIFE        OPTIONS         EXERCISE
     SHARE             OUTSTANDING        PRICE         (YEARS)    EXERCISABLE        PRICE
 -------------         -----------      ---------     -----------  -----------      ---------
 $2.20--$54.25           72,089           $27.46          6.96        51,271          $27.46


11. INCOME TAXES

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $97,094,000 and research and development tax credit carryforwards of approximately $5,120,000, which expire through 2019. Since the Company has incurred only losses since its inception and due to the degree of uncertainty related to the ultimate use of the loss carryforwards and tax credits, the Company has fully reserved this tax benefit. Additionally, the future utilization of net operating loss carryforwards and tax credits may be subject to limitations under the change in stock ownership rules of the Internal Revenue Service.

     The difference between the Company's expected tax provision (benefit), as computed by applying the U.S. Federal Corporate Tax Rate of 34% to income (loss) before provision for income taxes and the actual tax is attributable to tax losses for which the Company has not recognized any tax benefit.

     Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                                         1999             1998
                                                     ------------    ------------
     Deferred tax assets:
          Net operating loss carryforwards.......    $ 38,666,000    $ 26,166,000
          Research and development tax credits...       5,120,000       5,529,000
          Other..................................       1,263,000         661,000
                                                     ------------    ------------
     Total deferred tax assets...................      45,049,000      32,356,000
               Valuation allowance...............     (44,529,000)    (32,029,000)
                                                     ------------    ------------
     Net deferred tax assets.....................         520,000         327,000
     Deferred tax liabilities:
               Intangible assets and other.......        (520,000)       (327,000)
                                                     ------------    ------------
               Total deferred tax liabilities....        (520,000)       (327,000)
                                                     ------------    ------------
     Net deferred tax asset (liability)..........    $          -    $          -
                                                     ============    ============

     The valuation allowance increased by $12,500,000 and $6,200,000 during 1999 and 1998, respectively, due primarily to the increase in tax credits and net operating loss carryforwards.

12. LONG TERM OBLIGATIONS

     Long term obligations consist of:

                                                                                                          DECEMBER 31,
                                                                                                 ------------------------------
                                                                                                      1999             1998
                                                                                                 -------------   --------------
     Note payable to a bank bearing interest at LIBOR plus 1.55% (7.73% at December 31,
         1999) payable in quarterly installments commencing June 30, 1998 through June 30, 2002
         with a final payment of $1,178,571 due on September 30, 2002.........................   $   4,981,836   $    6,725,206
     Note payable to a bank bearing interest at prime (8.50% at December 31, 1999) payable in
         monthly installments through December 2000...........................................         224,344          501,588
     Note payable to a bank bearing interest at LIBOR (6.18% at December 31, 1999) due
         on September 30, 2002................................................................       3,000,000               --
                                                                                                 -------------   --------------
                                                                                                     8,206,180        7,226,794
                                                                                                 -------------   --------------
     Less current portion...............................................................            (1,646,296)      (2,020,614)
                                                                                                 -------------   --------------
                                                                                                 $   6,559,884    $   5,206,180
                                                                                                 =============    =============

     In order to mitigate the impact of fluctuations in U.S. interest rates, the Company entered into an interest rate swap in June 1998 on its principal note payable to a bank. The Company swapped its variable rate of interest, LIBOR plus 1.55%, for a fixed rate of interest of 7.49%. Net interest payable or receivable is determined on a quarterly basis and is insignificant at December 31, 1999.

     The bank loan proceeds have been used to finance the build-out of facilities, the acquisition of certain equipment, and the purchase of a building and land. Under the terms of the loan agreements, the Company is required to comply with certain financial covenants. At December 31, 1999 the Company was in compliance with such covenants.

     Substantially all of the Company's equipment and $3.0 million of its marketable securities is pledged as collateral under the loan agreements.

     At December 31, 1999, the maturities of long term obligations are as follows:

     2000..............................    1,646,296
     2001..............................    1,421,952
     2002..............................    5,137,932
     2003..............................            -

     Management believes that the carrying value of notes payable approximates fair value at December 31, 1999, given that the interest rates on the Company's bank debt are based on incremental borrowing rates currently available on loans with similar terms and maturities.

13. COLLABORATION AGREEMENTS

     In December 1999, the Company entered into a Collaboration Agreement with Sankyo Pharma Inc., which granted Sankyo exclusive rights to market Cholestagel in the United States in exchange for certain initial, milestone and royalty payments from Sankyo. At the same time, the Company entered into another Collaboration Agreement with Sankyo under which the Company sold Sankyo an option to obtain the exclusive right to develop and market a second-generation cholesterol-lowering compound in the United States, Europe and Japan. Sankyo has agreed to pay for all development costs for the second-generation compound for so long as their option to license the compound remains in effect, as well as milestone payments and royalty payments.

     In December 1994, the Company entered into a license agreement (the "Agreement") with a different Japanese pharmaceutical company (the "Partner") whereby the Company granted to the Partner a license to make, use, and sell certain of the Company's products in certain areas of the world, as defined by the Agreement (the "Territories"). The Agreement requires the Partner to bear all costs to develop and commercialize the licensed products in the respective Territories. In consideration of this Agreement, the Company received a non-refundable license fee in 1994 and milestone payments in 1996 and 1997. The Agreement calls for additional milestone payments to be paid to the Company through the commercialization of the product licensed under the Agreement and royalties based on certain percentages of sales, as defined in the Agreement.

14. EMPLOYEE BENEFIT PLAN

     The Company maintains an Employment Retirement Plan ("401(k) Plan") under section 401(k) of the Internal Revenue Code covering all full-time employees. Employee contributions may be made to the 401(k) Plan up to limits established by the Internal Revenue Service. Company matching contributions may be made at the discretion of the Board of Directors. The Company did not make a contribution to the 401(k) Plan for the years ended December 31, 1999, 1998 and 1997.

15. COMMITMENTS

Synthetic Lease

     In October 1999, the Company completed the build-out of a new corporate headquarters. The purchase and construction of the facility was approximately $25.0 million and was financed through a synthetic lease transaction. The synthetic lease is asset-based financing structured to be treated as an operating lease for accounting purposes. The lease term commenced on October 21, 1998 and continues for seven years, thereafter. Upon the completion of the construction phase in October 1999, the Company began to pay rent on a monthly basis of approximately $187,000, which is based on a fixed rate of 8.99% on the outstanding balance.

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

     Under the terms of the synthetic lease, the Company is required to comply with certain financial covenants which, among other things, require the maintenance of minimum levels of cash, tangible net worth, liquidity and debt service coverage and prohibits the payment of dividends. The Company was in compliance with these terms at December 31, 1999.

Manufacturing Agreements

     In September 1999, the Company entered into an agreement with its contract manufacturer for the initial commercial production of bulk inventory for Cholestagel. The Company is obligated under the terms of the agreement to pay approximately 352.1 million Austrian schillings (approximately $27.3 million as of December 31, 1999) through 2000. Under the terms of the Collaboration Agreement with Sankyo Pharma Inc. (see Note 13), Sankyo has agreed to purchase this initial production of inventory for approximately $21.4 million. The difference was charged to operations in 1999.

     In November 1999, the Company entered into an agreement with its manufacturer of the raw material for Cholestagel and Renagel. Under the terms of the agreement, the Company will be obligated to purchase certain minimum quantities of material beginning in 2000. The Company estimates that its minimum purchase obligations during 2000 will be approximately $3.0 million, and that its minimum purchase obligations during each of the remaining six years of the term of the agreement will be approximately $2.7 million.

     In August 1999, the Company entered into a Letter of Intent with a manufacturer to provide certain tableting, packaging and labeling services to the Company with respect to Renagel. Under the terms of the letter of intent, GelTex has made minimum purchase commitments, which are expected to commence in 2000 and will be in the amount of approximately $4.0 million a year. The minimum purchase costs are costs associated with the Renagel Joint Venture with Genzyme Corporation and will be borne equally by the Company and Genzyme. The Letter of Intent is expected to be superseded by a definitive Manufacturing Agreement to be entered into between the manufacturer and the Renagel Joint Venture in the second quarter of 2000.

Subleases

     The Company leased its former offices and research laboratories under an operating lease with an initial ten-year term and a provision for a five-year extension. The Company is currently negotiating a sublease for this facility. The Company has entered into a sublease arrangement for its prior facility with another company for an initial three-year term with an option to extend for one year. The original lease agreement between the Company and landlord remains in effect. Total annual future minimum lease payments and minimum sublease payments under these agreements are as follows:

                                   LEASE       SUBLEASE
                                PAYMENTS       PAYMENTS
                               ----------    ----------
     2000.................        456,297       316,800
     2001.................        457,875       316,800
     2002.................        497,284       316,800
     2003.................        481,450       316,800
     2004.................        390,300       158,400
     Thereafter...........        793,800            --
                               ----------    ----------
     Total................     $3,077,006    $1,425,600
                               ==========    ==========

     The future minimum lease payments relating to the synthetic lease, which are not included in the table above, are approximately $2.2 million per year beginning in October 1999 and will continue for approximately six years, thereafter.

     Rental expense charged to operations was approximately $633,993 in 1999, $441,850 in 1998 and $279,600 in 1997.

Operating Lease

     In September 1999, the Company negotiated a $4.0 million operating lease line to finance the cost of equipment purchases. The Company will draw down the line over the next 18 months and will repay the line in 60 equal monthly installments commencing in March 2001. As of December 31, 1999, the Company had drawn down $600,000 of the line and was obligated for minimum lease payments of approximately $142,000 per year for the next five years.

     Under the terms of the lease, the Company is required to comply with certain financial covenants which, among other things, require the maintenance of minimum levels of cash, tangible net worth, liquidity and debt service coverage and prohibits the payment of dividends. The Company was in compliance with these terms at December 31, 1999.

Research Contracts

     The Company routinely contracts with universities, medical centers, contract research organizations, and other institutions for the conduct of research and clinical studies on the Company's behalf. These agreements are generally for the duration of the contracted study and contain provisions that allow the Company to terminate the study prior to its completion.

17. SUBSEQUENT EVENT

     On February 7, 2000, the Company filed a registration statement with the Securities and Exchange Commission for the issuance of up to 3.5 million shares of Common Stock.

                                  EXHIBIT INDEX

 3.1 Restated Certificate of Incorporation of GelTex Pharmaceuticals, Inc., dated June 4, 1996. Filed as Exhibit 3.1 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

 3.2 Amended and Restated By-Laws of GelTex Pharmaceuticals, Inc. Filed as Exhibit 3.3 to GelTex Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

 4.1 Specimen certificate for shares of common stock of GelTex Pharmaceuticals, Inc. Filed as Exhibit 4.1 to GelTex
             Pharmaceuticals, Inc.'s Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

 4.2 Rights Agreement dated as of March 1, 1996, between GelTex Pharmaceuticals, Inc. and American Stock Transfer and Trust Company. Filed as Exhibit 1 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form 8-A dated March 1, 1996 and incorporated herein by reference.

 4.3 First Amendment to Rights Agreement between GelTex Pharmaceuticals, Inc. and American Stock Transfer and Trust Company, dated as of July 29, 1997. Filed as Exhibit 4.3 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

 4.4 Amended and Restated Facility One Term Note issued by GelTex Pharmaceuticals, Inc. to Fleet National Bank, dated as of May 21, 1997. Filed as Exhibit 4.1 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

 4.5         Security Agreement (Equipment) between GelTex Pharmaceuticals, Inc.
             and Fleet National Bank, dated May 21, 1997. Filed as Exhibit 4.4 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

 4.6 Letter Agreement between GelTex Pharmaceuticals, Inc. and Fleet National Bank, dated May 21, 1997. Filed as Exhibit 4.5 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

 4.7 Promissory Note, dated October 31, 1997, issued by GelTex Pharmaceuticals, Inc. to Fleet National Bank. Filed as Exhibit 4.6 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

 4.8         Loan Modification Agreement between GelTex Pharmaceuticals, Inc.
             and Fleet National Bank, dated October 31, 1997. Filed as Exhibit
             4.7 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

 4.9 Second Loan Modification Agreement between GelTex Pharmaceuticals, Inc. and Fleet National Bank, dated as of June 30, 1998. Filed as
             Exhibit 4.2 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

 4.10 Letter Agreement between GelTex Pharmaceuticals, Inc. and Fleet National Bank dated October 4, 1999. Filed as Exhibit 4.1 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

 4.11 Promissory Note, dated October 4, 1999 issued by GelTex Pharmaceuticals, Inc. to Fleet National Bank. Filed as Exhibit 4.2 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

10.1     #   GelTex Pharmaceuticals, Inc. Amended and Restated 1992 Equity
             Incentive Plan. Filed as Exhibit 10.1 to GelTex Pharmaceuticals,
             Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
             1999 and incorporated herein by reference.

10.2     *   License Agreement between GelTex Pharmaceuticals, Inc. and Chugai
             Pharmaceutical Co., Ltd., dated December 26, 1994. Filed as Exhibit
             10.14 to GelTex Pharmaceuticals, Inc.'s Registration Statement on
             Form S-1 (File No. 33-97322) and incorporated herein by reference.

10.3 Form of Common Stock Purchase Agreement. Filed as Exhibit 10.17 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

10.4         Form of Restricted Common Stock Purchase Agreement. Filed as
             Exhibit 10.18 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

10.5     #   Form of Incentive Stock Option Certificate. Filed as Exhibit 10.19
             to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form
             S-1 (File No. 33-97322) and incorporated herein by reference.

10.6     #   Form of Nonstatutory Stock Option Certificate. Filed as Exhibit
             10.20 to GelTex Pharmaceuticals, Inc.'s Registration Statement on
             Form S-1 (File No. 33-97322) and incorporated herein by reference.

10.7     #   GelTex Pharmaceuticals, Inc. Amended and Restated 1995 Director
             Stock Option Plan. Filed as Exhibit 10.2 to GelTex Pharmaceuticals,
             Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
             1999 and incorporated herein by reference.

10.8     #   GelTex Pharmaceuticals, Inc. 1995 Employee Stock Purchase Plan.
             Filed as Exhibit 99.1 to GelTex Pharmaceuticals, Inc.'s
             Registration Statement on Form S-8 (File No. 333-00864) and incorporated herein by reference.

10.9 Lease Agreement dated February 28, 1997, between GelTex Pharmaceuticals, Inc. and J.F. White Properties, Inc. Filed as
             Exhibit 10.16 to GelTex Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

10.10    *   Contract Manufacturing Agreement between GelTex Pharmaceuticals,
             Inc. and The Dow Chemical Company. Filed as Exhibit 10.17 to GelTex
             Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

10.11    *   Collaboration Agreement among GelTex Pharmaceuticals, Inc., Genzyme
             Corporation and RenaGel LLC dated as of June 17, 1997. Filed as
             Exhibit 10.18 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference

10.12 Purchase Agreement between GelTex Pharmaceuticals, Inc. and Genzyme Corporation, dated as of June 17, 1997. Filed as Exhibit 10.19 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

10.13    *   Operating Agreement of RenaGel LLC, dated as of June 17, 1997.
             Filed as Exhibit 10.20 to GelTex Pharmaceuticals, Inc.'s Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

10.14    *   License Agreement between GelTex Pharmaceuticals, Inc. and Nitto
             Boseki Co., Ltd., dated as of June 9, 1997. Filed as Exhibit 10.21 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

10.15    #   Letter Agreement between GelTex Pharmaceuticals, Inc. and Paul J.
             Mellett, Jr., dated March 11, 1997. Filed as Exhibit 10.19 to
             GelTex Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended 1997 and incorporated herein by reference.

10.16    #   Letter Agreement between GelTex Pharmaceuticals, Inc. and Edmund J.
             Sybertz, Jr., dated November 17, 1997. Filed as Exhibit 10.20 to
             GelTex Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended 1997 and incorporated herein by reference.

10.17    #   Promissory Note in favor of GelTex Pharmaceuticals, Inc. executed by Edmund J. Sybertz, Jr., dated June 30, 1998. Filed as Exhibit
             10.3 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form
             10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

10.18 Purchase and Sale Agreement between Sodexho USA, Inc., Service Supply Corporation and GelTex Pharmaceuticals, Inc., dated as of August 4, 1998. Filed as Exhibit 10.5 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

10.19 Agency Agreement by and between First Security Bank, N.A. and GelTex Pharmaceuticals, Inc., dated October 21, 1998. Filed as
             Exhibit 10.1 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

10.20 Lease Agreement by and between First Security Bank, N.A. and GelTex Pharmaceuticals, Inc., dated October 21, 1998. Filed as Exhibit
             10.2 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

10.21    *   Manufacturing and Supply Agreement (United States) between RenaGel
             LLC and Circa Pharmaceuticals, Inc., dated as of July 31, 1998.
             Filed as Exhibit 10.4 to GelTex Pharmaceuticals, Inc.'s Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1998.

10.22    #   Letter Agreement between GelTex Pharmaceuticals, Inc. and Dr.
             Douglas Reed, dated as of September 4, 1998. Filed as Exhibit 10.1 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

10.23    #   Promissory Note in favor of GelTex Pharmaceuticals, Inc. executed by Dr. Douglas Reed, dated December 1, 1998. Filed as Exhibit 10.2 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

10.24    #   Promissory Note in favor of GelTex Pharmaceuticals, Inc. executed by Dr. Douglas Reed, dated December 31, 1998. Filed as Exhibit 10.3 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

10.25    #   Promissory Note in favor of GelTex Pharmaceuticals, Inc. executed by Dr. Douglas Reed and Linda Reed, dated December 31, 1998. Filed as Exhibit 10.4 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

10.26    #   Amendment to Promissory Note in favor of GelTex Pharmaceuticals,
             Inc. executed by Dr. Douglas Reed on December 1, 1998. Filed as
             Exhibit 10.1 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1999.

10.27    #   Amendment to Promissory Note in favor of GelTex Pharmaceuticals,
             Inc. executed by Dr. Douglas Reed on December 31, 1998. Filed as
             Exhibit 10.2 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1999.

10.28        Purchase and Sale Agreement between Barry L. Solar and Robert L.
             Solar as Trustees of 211 Second Avenue Realty Trust and GelTex Pharmaceuticals, Inc., dated as of July 26, 1999. Filed as Exhibit
             10.4 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.29 Agreement and Plan of Merger, dated as of August 13, 1999, by and among GelTex Pharmaceuticals, Inc., Shine Acquisition Sub, Inc. and SunPharm Corporation. Filed as Exhibit 2 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-4 (File No. 333-88459) and incorporated herein by reference.

10.30 Common Stock Purchase Agreement dated as of March 7, 2000 by and among the Registrant and certain purchasers named therein. Filed as
             Exhibit 10.1 to GelTex Pharmaceuticals, Inc.'s Current Report on Form 8-K dated March 6, 2000.

10.31 Common Stock Purchase Agreement dated as of March 7, 2000 by and between the Registrant and Acqua Wellington North American Equities Fund, Ltd. Filed as Exhibit 10.2 to GelTex Pharmaceuticals, Inc.'s Current Report on Form 8-K dated March 6, 2000.

10.32    *   Supply Agreement dated as of November 9, 1999 by and between
             Salsbury Chemicals, Inc. and GelTex Pharmaceuticals, Inc. Filed herewith.

21           GelTex Pharmaceuticals, Inc.'s subsidiaries.  Filed herewith.

23.1 Consent of Ernst & Young LLP, independent accountants. Filed herewith.

23.2         Consent of PricewaterhouseCoopers LLP, independent accountants.
             Filed herewith.

24           Power of Attorney. Contained on signature page hereto.

27.1         Financial Data Schedule. Filed herewith.

99.1 RenaGel LLC Financial Statements for the years ended December 31, 1999 and 1998 and the period June 6, 1997 (date of inception) through December 31, 1997. Filed herewith.
-----------------
* Certain confidential material contained in Exhibits 10.2, 10.12, 10.11,10.13, 10.14, 10.21 and 10.32 has been omitted and filed separately with the Securities and Exchange Commission.

# Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of GelTex Pharmaceuticals, Inc. participates.