Form 10-Q
period 2000-03-31
GELTEX PHARMACEUTICALS INC
filed 2000-05-15
CIK 1001425

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000
                                                 --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ___
                                       ---
The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             CLASS                                OUTSTANDING AT APRIL 26, 2000
             -----                                -----------------------------

    Common Stock, $.01 par value                          20,066,060

                          GELTEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

                                                                                                                       PAGE NO
                                                                                                                       -------
  PART I      FINANCIAL INFORMATION

              ITEM 1    Financial Statements

                        Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999............................. 3

                        Condensed Consolidated Statements of Operations for the three months ended
                        March 31, 2000 and 1999............................................................................ 4

                        Consolidated Statements of Comprehensive Loss for the three months ended
                        March 31, 2000 and 1999............................................................................ 5

                        Consolidated Statements of Cash Flows for the three months ended
                        March 31, 2000 and 1999............................................................................ 6

                        Notes to Consolidated Financial Statements......................................................... 7

              ITEM 2    Management's Discussion and Analysis of Financial Condition and Results of Operations.............. 9

              ITEM 3    Quantitative and Qualitative Disclosures About Market Risk......................................... 10


  PART II     OTHER INFORMATION

              ITEM 6    Exhibits and Reports on Form 8-K................................................................... 11

  SIGNATURES............................................................................................................... 12

  EXHIBIT INDEX............................................................................................................ 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          GELTEX PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    2000              1999
                                                                               -------------      ------------
ASSETS
Current assets:
     Cash and cash equivalents ..........................................      $  52,916,011       $  20,178,391
     Marketable securities ..............................................         45,047,338          52,250,534
     Prepaid expenses and other current assets ..........................          4,968,815           1,763,400
     Due from affiliates ................................................            411,250             411,250
     Due from Joint Venture .............................................            442,653             664,741
                                                                               -------------       -------------
Total current assets ....................................................        103,786,067          75,268,316

Long-term receivables ...................................................            340,500             371,750
Property and equipment, net .............................................         10,963,002          11,117,725
Purchased goodwill, net .................................................          6,508,139           6,753,729
Intangible assets, net ..................................................          1,330,244           1,282,490
Investment in Joint Venture .............................................         13,154,054          11,295,056
                                                                               -------------       -------------
                                                                               $ 136,082,006       $ 106,089,066
                                                                               =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable and accrued expenses ..............................      $   3,252,483       $   5,175,756
     Current portion of long-term obligations ...........................          1,579,669           1,646,296
                                                                               -------------       -------------
Total current liabilities ...............................................          4,832,152           6,822,052

Other long-term obligations .............................................            167,891               5,390
Long-term obligations, less current portion .............................          6,204,396           6,559,884
Commitments and contingencies ...........................................               --                  --
Stockholders' equity:
      Preferred Stock, $.01 par value, 5,000,000
        shares authorized, none issued or outstanding ...................               --                  --
      Common Stock, $.01 par value, 50,000,000 shares authorized;
        19,863,477 and 18,063,122 shares issued and outstanding at
        March 31, 2000 and December 31, 1999, respectively ..............            198,635             180,631
     Additional paid-in capital .........................................        237,479,130         202,210,089
     Deferred compensation ..............................................           (402,407)           (483,019)
     Unrealized loss on available-for-sale securities ...................           (207,062)           (245,099)
     Accumulated deficit ................................................       (112,190,729)       (108,960,862)
                                                                               -------------       -------------
Total stockholders' equity ..............................................        124,877,567          92,701,740
                                                                               -------------       -------------
                                                                               $ 136,082,006       $ 106,089,066
                                                                               =============       =============

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                         ------------------------------
                                                                              2000            1999
                                                                         ------------      ------------
Revenue:
   Collaborative Joint Venture project reimbursement ...............     $  1,342,536      $  1,882,914
   Contract Revenue ................................................        6,239,681         1,751,669
                                                                         ------------      ------------
Total revenue ......................................................        7,582,217         3,634,583

Costs and expenses:
   Research and development ........................................        7,400,966         6,838,741
   Collaborative Joint Venture project costs .......................        1,342,536         1,882,914
                                                                         ------------      ------------
      Total research and development ...............................        8,743,502         8,721,665
   General and administrative ......................................        1,579,009         1,514,126
                                                                         ------------      ------------
Total costs and expenses ...........................................       10,322,511        10,235,791
                                                                         ------------      ------------

Loss from operations ...............................................       (2,740,294)       (6,601,208)

Interest income, net ...............................................          925,429         1,148,100
Equity in net loss of Joint Venture ................................       (1,415,002)       (2,283,952)
                                                                         ------------      ------------
Net loss ...........................................................     $ (3,229,867)     $ (7,737,060)
                                                                         ============      ============
Basic and diluted net loss per share ...............................     $      (0.17)     $      (0.46)
Shares used in computing basic and diluted net loss per share ......       18,522,000        16,835,000

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                          ----------------------------
                                                                              2000           1999
                                                                          ------------    ------------

Net loss ............................................................     $(3,229,867)    $(7,737,060)
Other Comprehensive Income (Loss):
    Unrealized gain (loss) on securities held during the period .....          38,037        (153,564)
                                                                          -----------     -----------
 Comprehensive loss .................................................     $(3,191,830)    $(7,890,624)
                                                                          ===========     ===========















                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                      -----------------------------------
                                                                           2000                  1999
                                                                      --------------        -------------

OPERATING ACTIVITIES
Net loss .........................................................    $  (3,229,867)        $ (7,737,060)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization .................................          705,906              491,070
   Equity in net loss of Renagel Joint Venture ...................        1,415,002            2,283,952
   Compensation from issuance of stock options ...................          107,264              164,367
   Forgiveness of long-term receivables ..........................           31,250               31,250
   Changes in operating assets and liabilities:
       Prepaid expenses and other current assets .................       (3,205,415)             324,490
       Due from Joint Venture ....................................          222,088              (82,563)
       Long-term receivables .....................................             --                    (30)
       Accounts payable and accrued expenses .....................       (1,923,273)             336,685
       Other long-term obligations ...............................          162,501                 --
       Amount due to Joint Venture ...............................             --             (1,349,400)
       Inventory .................................................             --               (776,954)
                                                                      -------------         ------------
Net cash used in operating activities ............................       (5,714,544)          (6,314,193)


INVESTING ACTIVITIES
Purchase of marketable securities ................................     (108,976,997)         (12,430,118)
Proceeds from sale and maturities of marketable securities .......      116,191,578           16,098,566
Investment in Joint Venture ......................................       (3,274,000)          (3,841,400)
Purchase of intangible assets ....................................         (151,152)            (147,056)
Purchase of property and equipment, net ..........................         (202,195)            (462,116)
                                                                      -------------         ------------
Net cash used in investing activities ............................        3,587,234             (782,124)

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of issuance costs .........       35,287,045               55,449
Payments on long-term obligation .................................         (422,115)            (754,270)
                                                                      -------------         ------------
Net cash provided by financing activities ........................       34,864,930             (698,821)
Increase (decrease) in cash and cash equivalents .................       32,737,620           (7,795,138)
Cash and cash equivalents at beginning of period .................       20,178,391           30,874,900
                                                                      -------------         ------------
Cash and cash equivalents at end of period .......................    $  52,916,011         $ 23,079,762
                                                                      =============         ============

Interest paid ....................................................    $     149,783         $    134,404







                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   NATURE OF BUSINESS

         GelTex Pharmaceuticals, Inc. has historically focused its efforts on the development of non-absorbed, polymer-based pharmaceuticals that selectively bind to and eliminate target substances from the intestinal tract. With its acquisition of SunPharm Corporation in November 1999, the Company acquired expertise in two chemically related classes of molecules, polyamines and iron chelators.

2.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of GelTex Pharmaceuticals, Inc. and its wholly owned subsidiaries (the "Company") for the three months ended March 31, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

        These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 1999, included in the Company's Annual Report on Form 10-K (File Number 0-26872) as filed with the Securities and Exchange Commission.

3.      BUSINESS CHANGES

        In early 2000, the Company was granted approval to market Renagel(R) Capsules for the control of hyperphosphatemia in the European Union and Canada.

        In March 2000, the Company sold 1,750,000 newly issued shares of Common Stock to certain institutional investors for net proceeds of $35.0 million. In addition, the Company entered into an agreement with Acqua Wellington North American Equities Fund, Ltd. for a financing facility covering the sale of up to 1,750,000 shares of Common Stock over the next twelve months. These shares may be sold, at the Company's discretion, at a small discount to the market price. The total amount of the investment is dependent, in part, on the Company's stock price, with the Company to control the amount and timing of the stock sold. These transactions were entered into, pursuant to an effective shelf registration statement previously filed by the Company with the Securities and Exchange Commission, covering the sale of up to 3.5 million shares of its Common Stock.

4.      RECLASSIFICATION

        Certain amounts from the prior year have been reclassified to conform to the current year presentation.

5.      JOINT VENTURE AGREEMENT

        In June 1997, the Company entered into a joint venture with Genzyme Corporation for the final development and commercialization of Renagel(R) (the "Joint Venture"). The Company accounts for its investment in the Joint Venture using the equity method.

        Summarized financial information regarding the Joint Venture for the three months ended March 31, 2000 and March 31, 1999 is as follows:

                                                   2000               1999
                                                   ----               ----

                 Net sales................... $ 8,001,000        $ 3,546,000
                 Costs and expenses..........  10,932,000          9,283,000
                 Loss from operations........  (2,931,000)        (5,737,000)
                 Net loss....................  (2,830,000)        (4,541,000)

6.      SUBSEQUENT EVENTS

        On April 3, 2000, the Company received $4.3 million in net proceeds from the sale of 230,179 shares of its Common Stock under the financing facility with Acqua Wellington North American Equities Fund, Ltd.

        In April 2000, as part of a corporate evaluation of its research pipeline, Warner-Lambert Company informed the Company of its intention to return all rights to diethylnorspermine ("DENSPM"), which is in Phase 1/2 trials for solid tumors. The Company acquired the alliance with Warner-Lambert as part of its acquisition of SunPharm Corporation in November 1999. The Company will evaluate its development plan for DENSPM within the context of the Company's ongoing research on second-generation polyamine analogues as anti-cancer agents. Warner-Lambert recently announced that it entered into a definitive merger agreement with Pfizer, Inc.

7.      ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The effective date of this Bulletin was deferred to no later than the second fiscal quarter beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company has concluded that SAB 101 will not have a material impact on the financial position or results of operations of the Company.

        In April 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except in certain circumstances. The Company is currently in the process of evaluating the impact this Interpretation will have on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         The Company earned revenues of $7.6 million during the three months ended March 31, 2000, compared with $3.6 million earned during the three months ended March 31, 1999. Under the terms of the Collaboration Agreement the Company has entered into with Genzyme Corporation for the commercialization of Renagel(R) (the "Joint Venture"), the Company and Genzyme Corporation are each expected to fund the Joint Venture in an amount equal to 50% of the budgeted costs and expenses of the project for the relevant period. Each party that incurs project expenses, either as internal operating costs or as third party obligations, will be reimbursed by the Joint Venture for 100% of the costs incurred. In the period ended March 31, 2000, $1.3 million of the total revenue earned by the Company represents reimbursement from the Joint Venture for certain Renagel(R) development costs incurred by the Company. In the period ended March 31, 1999, $1.9 million of the total revenue earned by the Company represents reimbursement from the Joint Venture for certain Renagel(R) development costs incurred by the Company. The amount of reimbursement revenue earned by the Company will vary according to the obligations of, and related expenses incurred by, the Company and is expected to continue to decrease in the future as the Company completes the development activities for the Joint Venture.

         Of the remaining $6.3 million in revenue earned in the three months ended March 31, 2000, $3.3 million represents reimbursement revenue for research and development expenses incurred by the Company in connection with its collaborative agreements for Welchol(TM) (formerly Cholestagel(R)), its second-generation lipid-altering product and other research programs, and $3.0 million represents a milestone payment from Chugai Pharmaceutical Co., Ltd. related to the initiation of Phase 3 clinical trials of Renagel(R) in Japan. Welchol(TM) is a registered trademark of Sankyo Pharma Inc., the Company's partner for commercializing Welchol(TM) and its second-generation product. The remaining $1.7 million in revenue earned in the three months ended March 31, 1999, represents non-recurring reimbursement by the Company's other Japanese partner for certain Renagel(R) process development and manufacturing costs incurred by the Company.

         The Company's total operating expenses for the three months ended March 31, 2000, were $10.3 million, as compared to $10.2 million during the three months ended March 31, 1999. Research and development expenses remained flat at $8.7 million for the three months ended March 31, 2000 and 1999. These expenses were primarily related to continued regulatory support of Renagel(R), regulatory and manufacturing costs associated with Welchol(TM) and the Company's second-generation lipid-altering project, as well as costs associated with the Company's infectious diseases and other research programs.

         General and administrative expenses increased to $1.6 million for the three months ended March 31, 2000, from $1.5 million for the three months ended March 31, 1999, due primarily to increased administrative costs, including personnel and business development expenses.

         The Company's equity in the loss of the Joint Venture with Genzyme Corporation was $1.4 million for the three months ended March 31, 2000, as compared to $2.3 million for the three months ended March 31, 1999. These amounts represent the Company's portion of the Joint Venture's loss for the relevant period, and reflect the increased sales revenue and lower research and development expenses offsetting higher sales and marketing expenses.

         Our research and development projects acquired in connection with SunPharm Corporation are expected to continue in line with the estimates set forth in our 1999 Annual Report on Form 10-K. Goodwill is being amortized on a straight-line basis over seven years. Amortization expense related to the SunPharm acquisition for the 2000 Quarterly Period was approximately $0.3 million.

         Net interest income decreased to $0.9 million for the three months ended March 31, 2000, from $1.1 million for the three months ended March 31, 1999, due primarily to decreases in average cash balances available for investment and increases in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company had $98.0 million in cash, cash equivalents and marketable securities as compared with $72.4 million at December 31, 1999. The net increase in cash, cash equivalents and marketable securities from December 31, 1999, is primarily due to the receipt of $35.0 million in net proceeds from the sale of 1.75 million shares of the Company's Common Stock to certain institutional investors. The Company believes that its existing cash balances and marketable securities, coupled with the proceeds from the potential sale, if any, of the 1.75 million shares of its Common Stock under its financing facility with Acqua Wellington North American Equities Fund, Ltd. will be sufficient to fund its operations through at least the year 2002.

         In September 1999, the Company negotiated a $4.0 million lease line to finance the cost of equipment purchases. As of March 31, 2000, the Company had drawn down approximately $1.2 million on this lease line, and the Company expects to draw down the remainder over the next 12 months. All amounts drawn on the lease line are required to be repaid in 60 equal monthly installments commencing in March 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks were reported in the Notes to the Financial Statements for the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There have been no material changes in these risks since the end of the year.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

             See the Exhibit Index on page 13 hereto.

(b)      Reports on Form 8-K.

             The Company filed a report on Form 8-K dated March 4, 2000, under
             Item 5 which included the financial statements of the Company at December 31, 1999 and 1998, and for each of the three years in the period ending December 31, 1999, together with the accompanying report of the Company's independent auditors dated February 22, 2000.

             The Company filed a report on Form 8-K dated March 7, 2000, under
             Item 5 reporting that the Company had entered into two Common Stock purchase agreements for the sale of up to an aggregate of 3,500,000 shares of its Common Stock.

                          GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q

                                 MARCH 31, 2000

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GELTEX PHARMACEUTICALS, INC.

DATE:    May 15, 2000                          BY:   /s/ Paul J. Mellett, Jr.
                                                     ---------------------------
                                                     Paul J. Mellett, Jr.
                                                     Duly Authorized Officer and
                                                     Principal Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER               DESCRIPTION
--------------               -----------

     10.1* Term sheet dated March 13, 2000 between RenaGel LLC and Genzyme Corporation. Filed herewith.

     27.1                    Financial Data Schedule


-------------------

* Certain confidential material contained in Exhibit 10.1 has been omitted and filed separately with the Securities and Exchange Commission.