Form 10-Q
period 2000-06-30
GELTEX PHARMACEUTICALS INC
filed 2000-08-14
CIK 1001425

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


                                  781-290-5888
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes (X)   No
                                       ---      ---

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


           CLASS                               OUTSTANDING AT AUGUST 4, 2000
           -----                               -----------------------------
Common Stock, $.01 par value                             20,551,440

                          GELTEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

                                                                                                                            PAGE NO
                                                                                                                            -------
PART I      FINANCIAL INFORMATION

            ITEM 1    Financial Statements

                      Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999..............................      3

                      Condensed Consolidated Statements of Operations for the three months ended                               4
                      June 30, 2000 and 1999.............................................................................

                      Condensed Consolidated Statements of Operations for the six months ended                                 4
                      June 30, 2000 and 1999.............................................................................

                      Consolidated Statements of Comprehensive Loss for the three months ended
                      June 30, 2000 and 1999.............................................................................      5

                      Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2000 and 1999......      5

                      Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999..............      6

                      Notes to Consolidated Financial Statements.........................................................      7

            ITEM 2    Management's Discussion and Analysis of Financial Condition and Results of Operations.............       9

            ITEM 3    Quantitative and Qualitative Disclosures About Market Risk.........................................     11


PART II     OTHER INFORMATION

            ITEM 4    Submission of Matters to a Vote of Security Holders................................................     11

            ITEM 6    Exhibits and Reports on Form 8-K...................................................................     12

SIGNATURE................................................................................................................     13

EXHIBIT INDEX............................................................................................................     14

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          GELTEX PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                      JUNE 30,     DECEMBER 31,
                                                                                                        2000           1999
                                                                                                    ------------   -------------
ASSETS
Current assets:
    Cash and cash equivalents...................................................................    $ 67,402,715   $  20,178,391
    Marketable securities.......................................................................      51,684,270      52,250,534
    Prepaid expenses and other current assets...................................................       4,097,180       1,763,400
    Due from affiliates.........................................................................         412,050         411,250
    Due from Joint Venture......................................................................         719,054         664,741
                                                                                                    ------------   -------------
Total current assets............................................................................     124,315,269      75,268,316

Long-term receivables, affiliates...............................................................         340,500         371,750
Property and equipment, net.....................................................................      13,846,747      11,117,725
Purchased goodwill, net.........................................................................       6,262,548       6,753,729
Intangible assets, net..........................................................................       1,509,678       1,282,490
Investment in Joint Venture.....................................................................      14,854,744      11,295,056
Other assets....................................................................................       2,134,551               -
                                                                                                    ------------   -------------
                                                                                                    $163,264,067   $ 106,089,066
                                                                                                    ============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses......................................................    $  3,495,337   $   5,175,756
     Current portion of long-term obligations...................................................       1,513,043       1,646,296
                                                                                                    ------------   -------------
Total current liabilities.......................................................................       5,008,380       6,822,052

Other, long-term obligations....................................................................         563,083           5,390
Long-term obligations, less current portion.....................................................       5,848,908       6,559,884
Commitments and contingencies...................................................................               -               -
Stockholders' equity:
    Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
    none issued or outstanding..................................................................               -               -
    Common Stock, $.01 par value, 50,000,000 shares authorized;
    20,447,465 and 18,063,122 shares issued and outstanding
    at June 30, 2000 and December 31, 1999, respectively........................................         204,475         180,631
    Additional paid-in capital..................................................................     248,097,636     202,210,089
    Deferred compensation.......................................................................        (329,056)       (483,019)
    Unrealized loss on available-for-sale securities............................................        (201,851)       (245,099)
    Accumulated deficit.........................................................................     (95,927,508)   (108,960,862)
                                                                                                    -------------  -------------
Total stockholders' equity......................................................................     151,843,696      92,701,740
                                                                                                    ------------   -------------
                                                                                                    $163,264,067   $ 106,089,066
                                                                                                    ============   =============


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS                           SIX MONTHS
                                                                       ENDED JUNE 30,                        ENDED JUNE 30,
                                                                   2000              1999               2000               1999
                                                               ------------      ------------       ------------       ------------
Revenue:
   Collaborative Joint Venture project reimbursement ......... $  1,098,319      $  1,078,682       $  2,440,856       $  2,961,596
   Contract revenue ..........................................   23,064,102              --           29,303,783          1,751,670
                                                               ------------      ------------       ------------       ------------
Total revenue ................................................   24,162,421         1,078,682         31,744,639          4,713,266
Costs and expenses:
   Research and development ..................................    7,243,934         7,274,715         14,644,901         14,414,805
   Collaborative Joint Venture project costs .................    1,098,319         1,078,682          2,440,856          2,961,596
                                                               ------------      ------------       ------------       ------------
      Total research and development .........................    8,342,253         8,353,397         17,085,757         17,376,401
   General and administrative ................................    1,768,562         1,392,105          3,347,570          2,610,272
                                                               ------------      ------------       ------------       ------------
Total costs and expenses .....................................   10,110,815         9,745,502         20,433,327         19,986,673

Income (loss) from operations ................................   14,051,606        (8,666,820)        11,311,312        (15,273,407)

Interest income, net .........................................    1,400,896         1,040,236          2,326,324          2,188,337
Equity in gain (loss) of Joint Venture .......................      810,719        (1,789,299)          (604,283)        (4,067,864)
                                                               ------------      ------------       ------------       ------------

Net income (loss) ............................................ $ 16,263,221      $ (9,415,883)      $ 13,033,353       $(17,152,934)
                                                               ============      ============       ============       ============

Basic net income (loss) per share ............................ $       0.81      $      (0.56)      $       0.67       $      (1.02)
Shares used in computing basic net income (loss) per share ...   20,140,844        16,854,000         19,331,360         16,844,000

Diluted net income (loss) per share .......................... $       0.79      $      (0.56)      $       0.66       $      (1.02)
Shares used in computing diluted net income (loss) per share..   20,568,694        16,854,000         19,775,102         16,844,000



    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                                   THREE MONTHS                         SIX MONTHS
                                                                   ENDED JUNE 30,                      ENDED JUNE 30,
                                                              2000              1999               2000              1999
                                                          ------------      ------------       ------------      ------------
Net income (loss) ....................................... $ 16,263,221      $ (9,415,883)      $ 13,033,353      $(17,152,934)
Other comprehensive income (loss):
    Unrealized gain (loss) on securities held during
        the period ......................................        5,211          (270,643)            43,248          (424,207)
                                                          ------------      ------------       ------------      ------------
 Comprehensive income (loss) ............................ $ 16,268,432      $ (9,686,526)      $ 13,076,601      $(17,577,141)
                                                          ============      ============       ============      ============




    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                          SIX MONTHS
                                                                                                         ENDED JUNE 30,
                                                                                                   2000                 1999
                                                                                              -------------         -------------
OPERATING ACTIVITIES
Net income (loss) ........................................................................... $  13,033,353         $ (17,152,934)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization ............................................................     1,621,728               993,010
   Equity in net loss of Joint Venture ......................................................       604,283             4,067,964
   Compensation from issuance of stock options ..............................................       371,423               375,738
   Forgiveness of notes receivable ..........................................................        31,250                  --
   Changes in operating assets and liabilities:
       Prepaid expenses and other current assets ............................................    (2,333,781)             (112,824)
       Due from Joint Venture ...............................................................       (54,313)              683,445
       Long-term receivables ................................................................    (2,134,551)               31,134
       Accounts payable and accrued expenses ................................................    (1,680,419)             (398,433)
       Other long-term obligations ..........................................................       557,693                  --
       Amount due to Joint Venture ..........................................................          --              (1,349,400)
       Inventory ............................................................................          --              (3,186,133)
                                                                                              -------------         -------------
Net cash provided by (used in) operating activities ......................................... $  10,016,666         $ (16,048,433)


INVESTING ACTIVITIES
Purchase of marketable securities ........................................................... $(267,024,537)        $ (13,285,856)
Proceeds from sale and maturities of marketable securities ..................................   267,415,789            16,098,566
Investment in Joint Venture .................................................................    (4,164,001)           (7,949,303)
Purchase of intangible assets ...............................................................      (447,865)             (386,997)
Purchase of property and equipment, net .....................................................    (3,638,889)             (650,726)
                                                                                              -------------         -------------
Net cash used in investing activities ....................................................... $  (7,859,503)        $  (6,174,316)

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of issuance costs .................................... $  45,911,391         $     342,331
Payments on long-term obligations ...........................................................      (844,229)           (1,179,806)
                                                                                              -------------         -------------
Net cash provided by (used in) financing activities .........................................    45,067,162              (837,475)
Increase (decrease) in cash and cash equivalents ............................................    47,224,324           (23,060,204)
Cash and cash equivalents at beginning of period ............................................    20,178,391            30,874,900
                                                                                              -------------         -------------
Cash and cash equivalents at end of period ..................................................    67,402,715         $   7,814,696
                                                                                              =============         =============

Interest paid ............................................................................... $     380,404         $     259,720



    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   NATURE OF BUSINESS

     GelTex Pharmaceuticals, Inc. develops and markets non-absorbed polymer drugs that bind and eliminate targeted substances from the gastrointestinal tract. In addition, GelTex is developing small-molecule pharmaceuticals consisting of novel polyamine analogues and metal chelators. Therapeutic areas of interest include hyperphosphatemia, hypercholesterolemia, cancer, iron overload and infectious diseases.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of GelTex Pharmaceuticals, Inc. and its wholly owned subsidiaries (the "Company") for the three and six months ended June 30, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 1999, included in the Company's Annual Report on Form 10-K (File Number 0-26872) as filed with the Securities and Exchange Commission.

3.   BUSINESS CHANGES

     In July 2000, the Company was granted approval by the U.S. Food and Drug Administration ("FDA") to market Renagel(1) (sevelamer hydrochloride) tablets in 800 mg and 400 mg dosages for the reduction of serum phosphorus in hemodialysis patients with end-stage renal disease.

     In June 2000, the Company filed an Investigational New Drug ("IND") application for a non-absorbed toxin binding polymer, GT106-246, for the treatment of Clostridium difficile ("C. difficile") colitis. The FDA has given approval for human testing of GT 102-246, and a Phase 1 trial has begun.

     In May 2000, the Company was granted marketing approval by the FDA for WelChol(2) (formerly Cholestagel(3); colesevelam hydrochloride) for the treatment of hypercholesterolemia, a condition characterized by undesirably high cholesterol levels.

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

     In early 2000, approval to market Renagel capsules, for the control of hyperphosphatemia in the European Union and Canada, was granted.

---------------------------------------
(1)  Renagel(R)is a registered trademark of the Company.
(2) WelChol(TM)is a trademark of Sankyo Pharma Inc., the Company's partner for commercializing WelChol(TM).
(3)  Cholestagel(R)is a registered trademark of the Company.

4.   EQUITY FINANCINGS

     In March 2000, the Company sold 1,750,000 newly issued shares of Common Stock to certain institutional investors for net proceeds of $35.0 million. In addition, the Company entered into an agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") for a financing facility covering the sale of up to 1,750,000 shares of Common Stock over the next twelve months. These shares may be sold, at the Company's discretion, at a small discount to the market price. The total amount of the investment is dependent, in part, on the Company's stock price, with the Company to control the amount and timing of the stock sold. These transactions were entered into pursuant to an effective shelf registration statement previously filed by the Company with the Securities and Exchange Commission, covering the sale of up to 3.5 million shares of its Common Stock.

     On April 3, 2000, the Company received $4.3 million in net proceeds from the sale of 230,179 shares of its Common Stock under the financing facility with Acqua Wellington, on June 16, 2000, the Company received $6.0 million in net proceeds from the sale of 323,099 shares of its Common Stock under the financing facility with Acqua Wellington and on August 8, 2000, the Company received $13.0 million from the sale of 467,498 shares of its Common Stock under the financing facility with Acqua Wellington.


5.   RECLASSIFICATION

     Certain amounts from the prior year have been reclassified to conform to the current year presentation.


6.   JOINT VENTURE AGREEMENT

     Effective April 1, 2000, the Company and Genzyme Corporation modified the terms of its Joint Venture. Previous to this modification, the Joint Venture sold product directly to customers. Under the revised terms, the Joint Venture will sell Renagel directly to Genzyme at a discount. Genzyme will, in turn, re-sell Renagel to customers. Additionally, Genzyme is obligated to purchase finished goods ordered by Genzyme when such goods have been bottled. To the extent Genzyme earns a profit on sales of Renagel to customers, GelTex's share of the Joint Venture's net income or loss is adjusted to maintain a net 50/50 split between the two venturers. Accordingly, GelTex's share of the Joint Venture's operations for the three months ended June 30, 2000, was a profit of $0.8 million and GelTex's share of the Joint Venture's operations for the six months ended June 30, 2000, was a loss of $0.6 million.

     Summarized financial information regarding the Joint Venture for the three and six months ended June 30, 2000 and June 30, 1999 is as follows:

                                                       THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                          2000            1999            2000             1999
                                                       -----------     -----------     -----------      -----------
Net sales...........................................   $12,105,000     $ 4,122,000     $20,106,000      $ 7,668,000
Costs and expenses..................................    14,183,000       1,562,000      25,121,000        3,078,000
Loss from operations................................    (2,064,000)     (3,895,000)     (5,000,000)      (9,648,000)
Net loss............................................    (2,016,000)     (3,579,000)     (4,852,000)      (8,136,000)


7.   ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The effective date of this Bulletin was deferred to no later than the fourth fiscal quarter beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company has concluded that SAB 101 will not have a material impact on the financial position or results of operations of the Company.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." The Interpretation is generally effective for transactions incurring after July 1, 2000 but applies to repricings and some other transactions after December 15, 1998. The Company believes this Interpretation will not have a significant effect on its financial statements.


8.   ACCOUNTING PRINCIPLES

Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is based on the weighted-average number of common shares outstanding. For the three and six month periods ended June 30, 2000, the difference between basic and diluted shares used in the computation of earnings per share is 0.4 million weighted-average common equivalent shares, respectively, resulting from outstanding Common Stock options and warrants. For the three and six month periods ended June 30, 1999, diluted net loss per common share is the same as basic net loss per common share as the inclusion of weighted-average shares of Common Stock issuable upon exercise of stock options and warrants would be antidilutive.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUE

     The Company earned revenue of $24.2 million during the three months ended June 30, 2000, compared to $1.1 million earned during the three months ended June 30, 1999. For the quarter ended June 30, 2000, $20.0 million of the revenue earned was non-recurring milestone revenue from Sankyo Pharma Inc. earned upon the receipt of marketing approval from the FDA for Welchol. Of the remaining $4.2 million of revenue earned, $3.1 million represents reimbursement revenue for research and development expenses incurred by the Company in connection with its collaborative agreements for WelChol, its second-generation lipid-altering product and other research programs. The remaining $1.1 million represents reimbursement revenue earned from the Joint Venture for certain Renagel development costs incurred by the Company. All of the $1.1 million in revenue earned in the three months ended June 30, 1999, represents reimbursement revenue from the Joint Venture for certain Renagel development costs incurred by the Company.

OPERATING EXPENSES

     The Company's total operating expenses for the three months ended June 30, 2000 were $10.1 million as compared to $9.7 million for the comparable period in 1999. Research and development expenses remained flat at $8.3 million for the quarters ended June 30, 2000 and 1999. The Company expects its research and development expenses to increase in connection with the continued regulatory support of Renagel, regulatory and manufacturing costs associated with Welchol and the Company's second-generation lipid-altering product, as well as for costs incurred in connection with the Company's infectious diseases and other research programs. General and administrative expenses increased by $0.4 million from $1.4 million for the quarter ended June 30, 1999 to $1.8 for the quarter ended June 30, 2000. The increase was primarily driven by higher administrative personnel costs and business development expenses.

EQUITY IN JOINT VENTURE

     Effective April 1, 2000, the Company and Genzyme Corporation modified the terms of its Joint Venture. Previous to this modification, the Joint Venture sold product directly to customers. Under the revised terms, the Joint Venture will sell Renagel directly to Genzyme at a discount. Genzyme will, in turn, re-sell Renagel to customers. Additionally, Genzyme is obligated to purchase finished goods ordered by Genzyme when such goods have been bottled. To the extent Genzyme earns a profit on sales of Renagel to customers, GelTex's share of the Joint Venture's net income or loss is adjusted to maintain a net 50/50 split between the two venturers. The Company's equity in the operations of the Joint Venture was a gain of $0.8 million for the three months ended June 30, 2000, as compared to a loss of $1.8 million for the same period in 1999. These costs represent the Company's portion of the Joint Venture income or loss for the relevant period.

INTEREST INCOME, NET

     Net interest income increased to $1.4 million for the three months ended June 30, 2000, from $1.0 million for the three months ended June 30, 1999, due primarily to higher average cash balances available for investment.


SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUE

     The Company earned revenue of $31.7 million during the six months ended June 30, 2000, compared to $4.7 million earned during the six months ended June 30, 1999. For the six months ended June 30, 2000, $20.0 million of the revenue earned was non-recurring milestone revenue from Sankyo Pharma Inc. earned upon the receipt of FDA approval for WelChol. Of the remaining $11.7 million of revenue earned, $6.3 million represents reimbursement revenue for research and development expenses incurred by the Company in connection with its collaborative agreements for WelChol, its second-generation lipid-altering product and other research programs; $3.0 million represents a milestone payment from Chugai Pharmaceutical Co., Ltd. related to the initiation of Phase 3 clinical trials of Renagel in Japan, and the remaining $2.4 million represents reimbursement revenue earned from the Joint Venture for certain Renagel development costs incurred by the Company. For the six month period ended June 30, 1999, $1.7 million of the revenue earned represented non-recurring reimbursement from Chugai for certain Renagel development costs incurred by the Company. The remaining $3.0 million represents reimbursement from the Joint Venture for certain Renagel development costs incurred by the Company.


OPERATING EXPENSES

     The Company's total operating expenses for the six months ended June 30, 2000 were $20.4 million compared to $20.0 million for the comparable period in 1999. Research and development expenses decreased by $0.4 million from $17.4 million for the six months ended June 30, 1999 to $17.0 million for the comparable period in 2000. The Company expects its research and development expenses to increase in connection with the continued regulatory support of Renagel, regulatory and manufacturing costs associated with WelChol and the Company's second-generation lipid-altering product, as well as for costs incurred in connection with the Company's infectious diseases and other research programs. General and administrative expenses increased by $0.7 million from $2.6 million for the six months ended June 30, 1999 to $3.3 for the six months ended June 30, 2000. The increase was primarily driven by increases in personnel and business development expenses.

EQUITY IN JOINT VENTURE

      As previously discussed, the Company and Genzyme modified the terms of the Joint Venture effective April 1, 2000. The Company's equity in the operations of the Joint Venture was a loss of $0.6 million for the six months ended June 30, 2000, as compared to a loss of $4.1 million for the same period in 1999. These costs represent the Company's portion of the Joint Venture income or loss for the relevant periods.

INTEREST INCOME, NET

Net interest income increased to $2.3 million for the six months ended June 30, 2000, from $2.2 million for the six months ended June 30, 1999 due primarily to higher average cash balances available for investment which were partially offset by higher interest expense.

GOODWILL

      The research and development projects acquired in connection with the acquisition of SunPharm Corporation are expected to continue in-line with the estimates set forth in our 1999 Annual Report on Form 10-K. Goodwill is being amortized on a straight line-basis over seven years. Amortization expense related to this acquisition for the three and six month periods ended June 30, 2000 was approximately $0.3 million and $0.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had $119.1 million in cash, cash equivalents and marketable securities as compared with $72.4 million at December 31, 1999. The net increase in cash, cash equivalents and marketable securities from December 31, 1999, is primarily due to the receipt of $45.0 million in net proceeds from the sale of 2.3 million shares of the Company's Common Stock to certain institutional investors. The Company believes that its existing cash balances and marketable securities, coupled with the proceeds from the potential sale, if any, of the remaining 0.7 million shares of its Common Stock under its financing facility with Acqua Wellington will be sufficient to fund its operations through at least the year 2002.


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


                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's 2000 Annual Meeting of Stockholders was held May 24, 2000. The following is a description of the three matters submitted to a vote of the stockholders at such meeting and the results of voting.

     (i) At the meeting two directors were elected to serve on the Company's Board of Directors.


                                             Number of Shares
                          Number of Shares     Voted Against      Number of
    Director Elected        Voted For          Or Withheld     Shares Abstained
    -----------------     ----------------   ----------------  ----------------
    J. Richard Crout         14,167,471          28,232               -
    Mark Skaletsky           14,167,471          28,232               -

     There were no broker non-votes with respect to this matter.

     The following directors' terms of office as directors continued after the meeting: Robert Carpenter, Henri Termeer and Jesse Treu.

     (ii) The Stockholders approved an amendment to the Company's 1992 Equity Incentive Plan to increase the number of shares of Common Stock reserved under such plan from 3,350,000 to 4,050,000.

               Number of Shares Voted For:                         11,059,326
               Number of Shares Voted Against or Withheld:          3,119,368
               Number of Shares Abstained:                                  -

     There were no broker non-votes with respect to this matter.

    (iii) The Stockholders approved an amendment to the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under this Plan from 50,000 to 100,000.

               Number of Shares Voted For:                          14,070,128
               Number of Shares Voted Against or Withheld:             107,648
               Number of Shares Abstained:                              17,927

     There were no broker non-votes with respect to this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              See the Exhibit Index on page 14 hereto.

         (b)  Reports on Form 8-K.

              None.

                          GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q

                                  JUNE 30, 2000

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GELTEX PHARMACEUTICALS, INC.

DATE: August 14, 2000                       BY: /s/ Paul J. Mellett, Jr.
                                                -------------------------------
                                                Paul J. Mellett, Jr.
                                                Duly Authorized Officer and
                                                Principal Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

     10.1* Amended and Restated Collaboration Agreement among GelTex Pharmaceuticals, Inc., Genzyme Corporation and RenaGel LLC dated as of April 1, 2000.

     10.2 Amended and Restated Operating Agreement of RenaGel LLC dated as of April 1, 2000, by and among GelTex Pharmaceuticals, Inc., RenaGel Inc. and Genzyme Corporation

     27.1      Financial Data Schedule

----------------------

*Certain confidential material contained in Exhibit 10.1 has been omitted and filed separately with the Securities and Exchange Commission