Form 10-K/A
period 1999-12-31
GELTEX PHARMACEUTICALS INC
filed 2000-11-07
CIK 1001425

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

     This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1999.

     The Exhibit Index referred to in Item 14 is hereby amended to add the following exhibits:

     - Exhibit 10.33, GT 102-279 Collaboration Agreement between the Registrant and Sankyo Pharma, Inc. dated as of December 23, 1999.

     - Exhibit 10.34, Collaboration Agreement between the Registrant and Sankyo Pharma, Inc. dated as of December 23, 1999

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GELTEX PHARMACEUTICALS, INC.



Date: November 6, 2000                      By:    /s/ Mark Skaletsky
                                                 -------------------------------
                                                 Mark Skaletsky
                                                 President and Chief Executive
                                                 Officer

                                  EXHIBIT INDEX

*4.1 First Amendment to Rights Agreement between GelTex Pharmaceuticals, Inc. and American Stock Transfer and Trust Company, dated as of July 29, 1997. Filed as Exhibit 4.3 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

*4.2 Amended and Restated Facility One Term Note issued by GelTex Pharmaceuticals, Inc. to Fleet National Bank, dated as of May 21, 1997. Filed as Exhibit 4.1 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

*4.3         Security Agreement (Equipment) between GelTex Pharmaceuticals, Inc.
             and Fleet National Bank, dated May 21, 1997. Filed as Exhibit 4.4 to GelTex Pharmaceuticals, Inc.'s Registration Statement on
             Form S-3 (No. 333-45151) and incorporated herein by reference.

*4.4 Letter Agreement between GelTex Pharmaceuticals, Inc. and Fleet National Bank, dated May 21, 1997. Filed as Exhibit 4.5 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

*4.5 Promissory Note, dated October 31, 1997, issued by GelTex Pharmaceuticals, Inc. to Fleet National Bank. Filed as Exhibit 4.6 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

*4.6         Loan Modification Agreement between GelTex Pharmaceuticals, Inc.
             and Fleet National Bank, dated October 31, 1997. Filed as Exhibit
             4.7 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-3 (No. 333-45151) and incorporated herein by reference.

*4.7 Second Loan Modification Agreement between GelTex Pharmaceuticals, Inc. and Fleet National Bank, dated as of June 30, 1998. Filed as
             Exhibit 4.2 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

*4.8 Letter Agreement between GelTex Pharmaceuticals, Inc. and Fleet National Bank dated October 4, 1999. Filed as Exhibit 4.1 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

*4.9 Promissory Note, dated October 4, 1999, issued by GelTex Pharmaceuticals, Inc. to Fleet National Bank. Filed as Exhibit 4.2 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

*10.1# GelTex Pharmaceuticals, Inc. Amended and Restated 1992 Equity Incentive Plan. Filed as Exhibit 10.1 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

*10.2** License Agreement between GelTex Pharmaceuticals, Inc. and Chugai Pharmaceutical Co., Ltd., dated December 26, 1994. Filed as Exhibit
             10.14 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

*10.3 Form of Common Stock Purchase Agreement. Filed as Exhibit 10.17 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

*10.4        Form of Restricted Common Stock Purchase Agreement. Filed as
             Exhibit 10.18 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

*10.5# Form of Incentive Stock Option Certificate. Filed as Exhibit 10.19 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

*10.6#       Form of Nonstatutory Stock Option Certificate. Filed as Exhibit
             10.20 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-1 (File No. 33-97322) and incorporated herein by reference.

*10.7# GelTex Pharmaceuticals, Inc. Amended and Restated 1995 Director Stock Option Plan. Filed as Exhibit 10.2 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

*10.8# GelTex Pharmaceuticals, Inc. 1995 Employee Stock Purchase Plan. Filed as Exhibit 99.1 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-8 (File No. 333-00864) and incorporated herein by reference.

*10.9 Lease Agreement dated February 28, 1997, between GelTex Pharmaceuticals, Inc. and J.F. White Properties, Inc. Filed as
             Exhibit 10.16 to GelTex Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

*10.10** Contract Manufacturing Agreement between GelTex Pharmaceuticals, Inc. and The Dow Chemical Company. Filed as Exhibit 10.17 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

*10.11** Collaboration Agreement among GelTex Pharmaceuticals, Inc., Genzyme Corporation and RenaGel LLC dated as of June 17, 1997. Filed as Exhibit 10.18 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference

*10.12 Purchase Agreement between GelTex Pharmaceuticals, Inc. and Genzyme Corporation, dated as of June 17, 1997. Filed as Exhibit 10.19 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

*10.13** Operating Agreement of RenaGel LLC, dated as of June 17, 1997. Filed as Exhibit 10.20 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

*10.14** License Agreement between GelTex Pharmaceuticals, Inc. and Nitto Boseki Co., Ltd., dated as of June 9, 1997. Filed as Exhibit 10.21 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

*10.15# Letter Agreement between GelTex Pharmaceuticals, Inc. and Paul J. Mellett, Jr., dated March 11, 1997. Filed as Exhibit 10.19 to GelTex Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended 1997 and incorporated herein by reference.

*10.16# Letter Agreement between GelTex Pharmaceuticals, Inc. and Edmund J. Sybertz, Jr., dated November 17, 1997. Filed as Exhibit 10.20 to GelTex Pharmaceuticals, Inc.'s Annual Report on Form 10-K for the year ended 1997 and incorporated herein by reference.

*10.17# Promissory Note in favor of GelTex Pharmaceuticals, Inc. executed by Edmund J. Sybertz, Jr., dated June 30, 1998. Filed as Exhibit
             10.3 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

*10.18 Purchase and Sale Agreement between Sodexho USA, Inc., Service Supply Corporation and GelTex Pharmaceuticals, Inc., dated as of August 4, 1998. Filed as Exhibit 10.5 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

*10.19 Agency Agreement by and between First Security Bank, N.A. and GelTex Pharmaceuticals, Inc., dated October 21, 1998. Filed as
             Exhibit 10.1 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

*10.20 Lease Agreement by and between First Security Bank, N.A. and GelTex Pharmaceuticals, Inc., dated October 21, 1998. Filed as Exhibit
             10.2 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

*10.21** Manufacturing and Supply Agreement (United States) between RenaGel LLC and Circa Pharmaceuticals, Inc., dated as of July 31, 1998. Filed as Exhibit 10.4 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

*10.22# Letter Agreement between GelTex Pharmaceuticals, Inc. and Dr. Douglas Reed, dated as of September 4, 1998. Filed as Exhibit 10.1 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

*10.23# Promissory Note in favor of GelTex Pharmaceuticals, Inc. executed by Dr. Douglas Reed, dated December 1, 1998. Filed as Exhibit 10.2 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

*10.24# Promissory Note in favor of GelTex Pharmaceuticals, Inc. executed by Dr. Douglas Reed, dated December 31, 1998. Filed as Exhibit 10.3 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

*10.25# Promissory Note in favor of GelTex Pharmaceuticals, Inc. executed by Dr. Douglas Reed and Linda Reed, dated December 31, 1998. Filed as Exhibit 10.4 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

*10.26# Amendment to Promissory Note in favor of GelTex Pharmaceuticals, Inc. executed by Dr. Douglas Reed on December 1, 1998. Filed as
             Exhibit 10.1 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

*10.27# Amendment to Promissory Note in favor of GelTex Pharmaceuticals, Inc. executed by Dr. Douglas Reed on December 31, 1998. Filed as
             Exhibit 10.2 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

*10.28 Purchase and Sale Agreement between Barry L. Solar and Robert L. Solar as Trustees of 211 Second Avenue Realty Trust and GelTex Pharmaceuticals, Inc., dated as of July 26, 1999. Filed as Exhibit
             10.4 to GelTex Pharmaceuticals, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

*10.29 Agreement and Plan of Merger, dated as of August 13, 1999, by and among GelTex Pharmaceuticals, Inc., Shine Acquisition Sub, Inc. and SunPharm Corporation. Filed as Exhibit 2 to GelTex Pharmaceuticals, Inc.'s Registration Statement on Form S-4 (File No. 333-88459) and incorporated herein by reference.

*10.30 Common Stock Purchase Agreement dated as of March 7, 2000 by and among the Registrant and certain purchasers named therein. Filed as
             Exhibit 10.1 to GelTex Pharmaceuticals, Inc.'s Current Report on Form 8-K dated March 6, 2000.

*10.31 Common Stock Purchase Agreement dated as of March 7, 2000 by and between the Registrant and Acqua Wellington North American Equities Fund, Ltd. Filed as Exhibit 10.2 to GelTex Pharmaceuticals, Inc.'s Current Report on Form 8-K dated March 6, 2000.

*10.32** Supply Agreement dated as of November 9, 1999 by and between Salsbury Chemicals, Inc. and GelTex Pharmaceuticals, Inc.

10.33** GT 102-279 Collaboration Agreement between the Registrant and Sankyo Pharma, Inc. dated as of December 23, 1999, is filed herewith.

10.34** Collaboration Agreement between the Registrant and Sankyo Pharma, Inc. dated as of December 23, 1999, is filed herewith.

*21          GelTex Pharmaceuticals, Inc.'s subsidiaries.

*23.1        Consent of Ernst & Young LLP, independent accountants.

*23.2        Consent of PricewaterhouseCoopers LLP, independent accountants.

*24          Power of Attorney.

*27.1        Financial Data Schedule.

*99.1 RenaGel LLC Financial Statements For the Years Ended December 31, 1999 and 1998 and the Period June 6, 1997 (date of inception) through December 31, 1997.

---------------

* Indicates exhibits previously filed with the Securities and Exchange Commission and incorporated herein by reference.

** Certain confidential material contained in Exhibits 10.2, 10.10, 10.11, 10.13, 10.14, 10.21, 10.32, 10.33 and 10.34 has been omitted and filed separately with the Securities and Exchange Commission.

# Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of GelTex Pharmaceuticals, Inc. participants.