Form 10-Q
period 2000-09-30
GELTEX PHARMACEUTICALS INC
filed 2000-11-14
CIK 1001425

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


                                  781-290-5888
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes (X)    No
                                       ---       ---

The number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


          CLASS                                  OUTSTANDING AT NOVEMBER 3, 2000
          -----                                  -------------------------------
Common Stock, $.01 par value                               21,750,477

                          GELTEX PHARMACEUTICALS, INC.

                                TABLE OF CONTENTS

                                                                                                                          PAGE NO
                                                                                                                          -------

PART I   FINANCIAL INFORMATION

         ITEM 1  Financial Statements

                 Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.........................         3

                 Condensed Consolidated Statements of Operations for the three months ended
                 September 30, 2000 and 1999........................................................................         4

                 Condensed Consolidated Statements of Operations for the nine months ended
                 September 30, 2000 and 1999........................................................................         4

                 Consolidated Statements of Comprehensive Loss for the three months ended
                 September 30, 2000 and 1999........................................................................         5

                 Consolidated Statements of Comprehensive Loss for the nine months ended
                 September 30, 2000 and 1999........................................................................         5

                 Consolidated Statements of Cash Flows for the nine months ended
                 September 30, 2000 and 1999........................................................................         6

                 Notes to Consolidated Financial Statements.........................................................         7

         ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of  Operations.............         9

         ITEM 3  Quantitative and Qualitative Disclosures About Market Risk.........................................        11


PART II  OTHER INFORMATION

         ITEM 4  Submission of Matters to a Vote of Security Holders................................................        11

         ITEM 6  Exhibits and Reports on Form 8-K...................................................................        12

SIGNATURE...........................................................................................................        13

EXHIBIT INDEX.......................................................................................................        14

                         PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          GELTEX PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                            SEPTEMBER 30,            DECEMBER 31,
                                                                                2000                     1999
                                                                            -------------            ------------
ASSETS
Current assets:
     Cash and cash equivalents ...................................          $  71,178,825           $  20,178,391
     Marketable securities .......................................             68,427,498              52,250,534
     Prepaid expenses and other current assets ...................             11,323,030               1,763,400
     Due from affiliates .........................................                416,250                 411,250
     Due from Joint Venture ......................................                836,075                 664,741
                                                                            -------------           -------------
Total current assets .............................................            152,181,678              75,268,316

Long-term receivables, affiliates ................................                120,500                 371,750
Property and equipment, net ......................................             13,538,260              11,117,725
Purchased goodwill, net ..........................................              6,017,054               6,753,729
Intangible assets, net ...........................................              1,726,378               1,282,490
Investment in Joint Venture ......................................             15,771,774              11,295,056
                                                                            -------------           -------------
                                                                            $ 189,355,644           $ 106,089,066
                                                                            =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses .......................          $   5,909,836           $   5,175,756
     Current portion of long-term obligations ....................              1,467,498               1,646,296
                                                                            -------------           -------------
Total current liabilities ........................................              7,377,334               6,822,052

Deferred revenue .................................................                430,011                   5,390
Long-term obligations, less current portion ......................              5,493,420               6,559,884
Commitments and contingencies ....................................                     --                      --
Stockholders' equity:
     Preferred Stock, $0.01 par value, 5,000,000 shares authorized,
     none issued or outstanding ..................................                     --                      --
     Common Stock, $.01 par value, 50,000,000 shares authorized,
     21,548,506 and 18,063,122 shares issued and outstanding
     at September 30, 2000 and December 31, 1999, respectively ...                215,485                 180,631
     Additional paid-in capital ..................................            277,025,257             202,210,089
     Deferred compensation .......................................               (701,432)               (483,019)
     Unrealized loss on available-for-sale securities ............                (26,133)               (245,099)
     Accumulated deficit .........................................           (100,458,298)           (108,960,862)
                                                                            -------------           -------------
Total stockholders' equity .......................................            176,054,879              92,701,740
                                                                            -------------           -------------
                                                                            $ 189,355,644           $ 106,089,066
                                                                            =============           =============


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          THREE MONTHS                        NINE MONTHS
                                                                       ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                                      2000             1999              2000              1999
                                                                      ----             ----              ----              ----
Revenue:
   Collaborative Joint Venture project reimbursement ..........  $  1,400,306      $  1,473,053      $  3,841,161     $  4,434,648
   Contract revenue ...........................................     3,765,845                --        33,069,629        1,751,669
                                                                 ------------      ------------      ------------     ------------
Total revenue .................................................     5,166,151         1,473,053        36,910,790        6,186,317
Costs and expenses:
   Research and development ...................................     6,942,512         7,277,507        21,587,414       21,705,489
   Collaborative Joint Venture project costs ..................     1,400,306         1,473,053         3,841,161        4,434,648
                                                                 ------------      ------------      ------------     ------------
      Total research and development ..........................     8,342,818         8,750,560        25,428,575       26,140,137
   General and administrative .................................     4,158,937         1,258,088         7,506,507        3,868,360
                                                                 ------------      ------------      ------------     ------------
Total costs and expenses ......................................    12,501,755        10,008,648        32,935,082       30,008,497

Income (loss) from operations .................................    (7,335,604)       (8,535,595)        3,975,708      (23,822,180)

Interest income, net ..........................................     2,004,813           834,741         4,331,137        3,023,078
Equity in gain (loss) of Joint Venture ........................       800,001        (1,726,267)          195,718       (5,785,378)
                                                                 ------------      ------------      ------------     ------------

Net income (loss) .............................................  $ (4,530,790)     $ (9,427,121)     $  8,502,563     $(26,584,480)
                                                                 ============      ============      ============     ============

Basic net income (loss) per share .............................  $      (0.22)     $      (0.56)     $       0.43     $      (1.58)
Shares used in computing basic net income (loss) per share ....    20,947,000        16,871,000        19,872,000       16,853,000

Diluted net income (loss) per share ...........................  $      (0.22)     $      (0.56)     $       0.41     $      (1.58)
Shares used in computing diluted net income (loss) per share...    20,947,000        16,871,000        20,502,000       16,853,000


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                                            THREE MONTHS                       NINE MONTHS
                                                                         ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                        2000             1999             2000            1999
                                                                        ----             ----             ----            ----

Net income (loss) ...............................................  $ (4,530,790)    $ (9,427,121)    $  8,502,563    $(26,584,480)
Other comprehensive income (loss):
    Unrealized gain (loss) on securities held during the period..       175,718          (70,019)         218,966        (494,226)
                                                                   ------------     ------------     ------------    ------------
 Comprehensive income (loss) ....................................  $ (4,355,072)    $ (9,497,140)    $  8,721,529    $(27,078,706)
                                                                   ============     ============     ============    ============


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                             NINE MONTHS
                                                                                                         ENDED SEPTEMBER 30,
                                                                                                    2000                    1999
                                                                                                    ----                    ----

OPERATING ACTIVITIES
Net income (loss) ....................................................................         $   8,502,563          $ (26,584,480)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization .....................................................             2,461,924              1,518,263
   Equity in net loss of Joint Venture ...............................................              (195,718)             5,785,378
   Compensation from issuance of stock options .......................................               809,303                472,715
   Changes in operating assets and liabilities:
       Prepaid expenses and other current assets .....................................            (9,328,147)            (1,498,680)
       Due from Joint Venture ........................................................              (171,334)               706,076
       Long-term receivables .........................................................                28,170                 32,725
       Accounts payable and accrued expenses .........................................             1,652,520             (4,009,457)
           Other long-term obligations ...............................................              (493,817)                    --
       Amount due to Joint Venture ...................................................                    --               (129,600)
       Inventory .....................................................................                    --             (4,035,022)
                                                                                               -------------          -------------
Net cash provided by (used in) operating activities ..................................             3,265,464            (27,742,082)

INVESTING ACTIVITIES
Purchase of marketable securities ....................................................          (457,369,739)           (13,285,855)
Proceeds from sale and maturities of marketable securities ...........................           441,234,182             30,572,302
Investment in Joint Venture ..........................................................            (4,281,000)           (11,608,917)
Purchase of intangible assets ........................................................              (797,263)              (512,177)
Purchase of property and equipment, net ..............................................            (3,792,409)            (1,017,968)
                                                                                               -------------          -------------
Net cash used in investing activities ................................................           (25,006,229)             4,147,385

FINANCING ACTIVITIES
Sale of Common Stock and warrants, net of issuance costs .............................            73,986,462                343,268
Payments on long-term obligations ....................................................            (1,245,262)            (1,594,894)
                                                                                               -------------          -------------
Net cash provided by (used in) financing activities ..................................            72,741,200             (1,251,626)
Increase (decrease) in cash and cash equivalents .....................................            51,000,434            (24,846,323)
Cash and cash equivalents at beginning of period .....................................            20,178,391             30,874,900
                                                                                               -------------          -------------
Cash and cash equivalents at end of period ...........................................         $  71,178,825          $   6,028,577
                                                                                               =============          =============

Interest paid ........................................................................         $     546,292          $     259,720


    The accompanying notes are an integral part of the financial statements.

                          GELTEX PHARMACEUTICALS, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   NATURE OF BUSINESS

     GelTex Pharmaceuticals, Inc. develops and markets non-absorbed polymer drugs that bind and eliminate targeted substances within the gastrointestinal tract. In addition, GelTex is developing small-molecule pharmaceuticals consisting of novel polyamine analogues and metal chelators. Therapeutic areas of interest include hyperphosphatemia, hypercholesterolemia, cancer, iron overload and infectious diseases.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of GelTex Pharmaceuticals, Inc. and its wholly owned subsidiaries (the "Company") for the three and nine months ended September 30, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The results of operations for the interim period ended September 30, 2000, are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 1999, included in the Company's Annual Report on Form 10-K (File Number 0-26872) as filed with the Securities and Exchange Commission.

3.   BUSINESS CHANGES

     On September 11, 2000, the Company announced that it had entered into a definitive Merger Agreement (the "Merger Agreement") with Genzyme Corporation ("Genzyme"). Under the terms of the Merger Agreement, which was approved by each Company's board of directors, each outstanding share of GelTex Common Stock will be converted, at the option of the holder, into either (i) $47.50 in cash, or
(ii) 0.7272 (the "Exchange Ratio") of a share of Genzyme General Common Stock (the "Merger Consideration"). Under the Merger Agreement, 50% of the shares of GelTex Common Stock outstanding at the time of the Merger will be exchanged for Genzyme General Common Stock. The cash to be issued in the Merger is subject to proration to maintain the cash portion of the Merger Consideration at 50% in order to preserve the status of the Merger as a reorganization under the Internal Revenue Code. Based on Genzyme General's closing stock price of $65.3125 on September 8, 2000, and on the Company's 21.4 million shares outstanding on September 11, 2000, the transaction would be valued at approximately $1 billion. The transaction is subject to approval by the Company's shareholders and customary closing conditions. The transaction is expected to be completed in December 2000, and will be accounted for using the "purchase accounting" method.

     In July 2000, the Company was granted approval by the U.S. Food and Drug Administration ("FDA") to market its Renagel(1) brand phosphate binder (sevelamer hydrochloride) in a tablet formulation of 800 mg and 400 mg dosages for the reduction of serum phosphorus in hemodialysis patients with end-stage renal disease.

     In June 2000, the Company filed an Investigational New Drug ("IND") application for a non-absorbed toxin binding polymer, GT160-246, for the treatment of Clostridium difficile ("C. difficile") colitis. The FDA has given approval for human testing of GT160-246, and a Phase 1 trial was completed in August 2000.

     In May 2000, the Company was granted marketing approval by the FDA for a cholesterol-lowering product which the Company's collaboration partner began marketing in the United States in September 2000 under the trade name, WelChol(2) (formerly Cholestagel(3); colesevelam hydrochloride) for the treatment of hypercholesterolemia, a condition characterized by undesirably high cholesterol levels.

--------------------------------
(1) Renagel(R)is a registered trademark of the Company.
(2) WelChol(TM)is a trademark of Sankyo Pharma Inc., the Company's partner for commercializing WelChol(TM).
(3) Cholestagel(R)is a registered trademark of the Company.

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

     The Company received approval to market its Renagel brand capsules, for the control of hyperphosphatemia, in the European Union and Canada during the first quarter of 2000.

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

     The following table summarizes the shares sold to Acqua Wellington and the proceeds received by the Company under this financing facility to date:

SCHEDULE OF EQUITY FINANCINGS

                                                                                    # OF SHARES
                    DATE                                       PROCEEDS                 SOLD
                    ----                                     ------------           -----------
                    April 3, 2000 .................          $ 4,300,000              230,179
                    June 16, 2000 .................          $ 6,000,000              323,099
                    August 8, 2000 ................          $13,000,000              467,498
                    September 11, 2000.............          $10,000,000              291,073

     The Merger Agreement between the Company and Genzyme prohibits the Company from selling any additional shares of common stock under this financing facility.

5.   RECLASSIFICATION

     Certain amounts from the prior year have been reclassified to conform to the current year presentation.

6.   JOINT VENTURE AGREEMENT

     Effective April 1, 2000, the Company and Genzyme modified the terms of their joint venture (the "Joint Venture") for the final development and commercialization of the Company's Renagel brand product. Previous to this modification, the Joint Venture sold product directly to customers. Under the revised terms, the Joint Venture sells Renagel product directly to Genzyme at a discount. Genzyme, in turn, re-sells Renagel product to customers. Additionally, Genzyme is obligated to purchase finished goods ordered by Genzyme when such goods have been bottled. To the extent Genzyme earns a profit on sales of Renagel product to customers, GelTex's share of the Joint Venture's net income or loss is adjusted to maintain a net 50/50 split between the two venturers. Accordingly, GelTex's share of the Joint Venture's operations for the three months ended September 30, 2000, was a gain of $0.8 million and GelTex's share of the Joint Venture's operations for the nine months ended September 30, 2000, was a gain of $0.2 million.

     Summarized financial information regarding the Joint Venture for the three and nine months ended September 30, 2000 and September 30, 1999 is as follows:

                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                SEPTEMBER 30,                             SEPTEMBER 30,
                                                          2000                 1999                 2000                 1999
                                                          ----                 ----                 ----                 ----

         Net sales ........................          $ 13,180,000         $  4,481,000         $ 33,287,000         $ 12,148,000
         Costs and expenses ...............          $  9,047,000         $  1,438,000         $ 24,943,000         $  4,516,000
         Loss from operations..............          $ (3,264,000)        $ (3,492,000)        $ (8,265,000)        $(13,122,000)
         Net loss .........................          $ (3,230,000)        $ (3,453,000)        $ (8,116,000)        $(11,571,000)

7.   ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000, and deferred the effective date of SAB 101 to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, The SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No.20, "Accounting Changes." The Company believes that this Interpretation will not have a significant effect on its financial statements.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, as necessary. The Company has concluded that this Interpretation will not have a material impact on the financial position or results of operations of the Company.

8.   ACCOUNTING PRINCIPLES

Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is based on the weighted-average number of common shares outstanding. For the three months ended September 30, 2000, diluted net loss per common share is the same as basic net loss per common share as the inclusion of weighted-average shares of common stock issuable upon exercise of stock options and warrants would be antidilutive. For the nine months ended September 30, 2000, the difference between basic and diluted shares used in the computation of earnings per share is 0.6 million weighted-average common equivalent shares, resulting from the inclusion of outstanding common stock options and warrants. For the three and nine month periods ended September 30, 1999, diluted net loss per common share is the same as basic net loss per common share as the inclusion of weighted-average shares of common stock issuable upon exercise of stock options and warrants would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUE

     The Company earned revenue of $5.2 million during the three months ended September 30, 2000, compared to $1.5 million earned during the three months ended September 30, 1999. For the quarter ended September 30, 2000, $3.8 million of the revenue earned represents reimbursement revenue for research and development expenses incurred by the Company in connection with its collaborative agreements for its WelChol product, its second-generation lipid-altering product, and other research programs. The remaining $1.4 million represents reimbursement revenue earned from the Joint Venture for certain Renagel brand product development costs incurred by the Company. All of the $1.5 million in revenue earned in the three months ended September 30, 1999, represents reimbursement revenue from the Joint Venture for certain Renagel product development costs incurred by the Company.

OPERATING EXPENSES

     The Company's total operating expenses for the three months ended September 30, 2000 were $12.5 million as compared to $10.0 million for the comparable period in 1999. Research and development expenses decreased slightly to $8.3 million for the three months ended September 30, 2000 from $8.7 million for the quarter ended September 30, 1999. The Company expects its research and development expenses to increase in connection with the continued regulatory support of its Renagel product, regulatory and manufacturing costs associated with its WelChol product and the Company's second-generation lipid-altering product, as well as for costs incurred in connection with the Company's infectious diseases and other research programs. General and administrative expenses increased from $1.3 million for the quarter ended September 30, 1999 to $4.2 million for the quarter ended September 30, 2000. This $2.9 million increase was primarily driven by higher administrative personnel and business development expenses, as well as by fees and other costs related to the pending acquisition of the Company by Genzyme.

EQUITY IN JOINT VENTURE

     Effective April 1, 2000, the Company and Genzyme Corporation modified the terms of its Joint Venture. Previous to this modification, the Joint Venture sold product directly to customers. Under the revised terms, the Joint Venture sells Renagel brand product directly to Genzyme at a discount. Genzyme, in turn, re-sells Renagel product to customers. Additionally, Genzyme is obligated to purchase finished goods ordered by Genzyme when such goods have been bottled. To the extent Genzyme earns a profit on sales of Renagel to customers, GelTex's share of the Joint Venture's net income or loss is adjusted to maintain a net 50/50 split between the two venturers. The Company's equity in the operations of the Joint Venture was a gain of $0.8 million for the three months ended September 30, 2000, as compared to a loss of $1.7 million for the same period in 1999. These amounts represent the Company's portion of the Joint Venture income or loss for the relevant period. This modification, as well as an increase in sales of Renagel product, primarily account for the significant change in the Company's equity in the operations of the Joint Venture.

INTEREST INCOME, NET

     Net interest income increased to $2.0 million for the three months ended September 30, 2000, from $0.8 million for the three months ended September 30, 1999, due primarily to higher average cash balances available for investment. The increase was partially offset by higher interest expense.


SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUE

     The Company earned revenue of $36.9 million during the nine months ended September 30, 2000, compared to $6.2 million earned during the nine months ended September 30, 1999. For the nine months ended September 30, 2000, $20.0 million of the revenue earned was non-recurring milestone revenue from Sankyo Pharma Inc. earned upon the receipt of FDA marketing approval for the Company's WelChol product. Of the remaining $16.9 million of revenue earned, $10.1 million represents reimbursement revenue for research and development expenses incurred by the Company in connection with its collaborative agreements for WelChol product, its second-generation lipid-altering product and other research programs; $3.0 million represents a milestone payment from Chugai Pharmaceutical Co., Ltd. related to the initiation of Phase 3 clinical trials of Renagel brand sevelamer hydrochloride in Japan, and the remaining $3.8 million represents reimbursement revenue earned from the Joint Venture for certain Renagel product development costs incurred by the Company. For the nine month period ended September 30, 1999, $1.8 million of the revenue earned represented non-recurring reimbursement from Chugai for certain Renagel development costs incurred by the Company. The remaining $4.4 million represents reimbursement from the Joint Venture for certain Renagel product development costs incurred by the Company.


OPERATING EXPENSES

     The Company's total operating expenses for the six months ended September 30, 2000 were $32.9 million compared to $30.0 million for the comparable period in 1999. Research and development expenses decreased slightly from $26.1 million for the nine months ended September 30, 1999 to $25.4 million for the comparable period in 2000. The Company expects its research and development expenses to increase in connection with its continued regulatory support of Renagel product, regulatory and manufacturing costs associated with WelChol product and the Company's second-generation lipid-altering product, as well as for costs incurred in connection with the Company's infectious diseases and other research programs. General and administrative expenses increased by $3.6 million from $3.9 million for the nine months ended September 30, 1999 to $7.5 for the nine months ended September 30, 2000. The increase was primarily driven by fees and other costs related to the pending acquisition of the Company by Genzyme, as well as by increases in personnel and business development expenses.

EQUITY IN JOINT VENTURE

      The Company's equity in the operations of the Joint Venture was a gain of $0.2 million for the nine months ended September 30, 2000, as compared to a loss of $5.8 million for the same period in 1999. These costs represent the Company's portion of the Joint Venture income or loss for the relevant periods. As previously discussed, the Company and Genzyme modified the terms of the Joint Venture effective April 1, 2000. This modification, as well as an increase in sales of Renagel product, primarily account for the significant change in the Company's equity in the operation of the Joint Venture.

INTEREST INCOME, NET

Net interest income increased to $4.3 million for the nine months ended September 30, 2000, from $3.0 million for the nine months ended September 30, 1999, due primarily to higher average cash balances available for investment. This increase was partially offset by higher interest expense.

GOODWILL

      The research and development projects acquired in connection with the acquisition of SunPharm Corporation are expected to continue in-line with the estimates set forth in our 1999 Annual Report on Form 10-K. Goodwill is being amortized on a straight line-basis over seven years. Amortization expense related to this acquisition for the three and nine month periods ended September 30, 2000, was approximately $0.3 million and $0.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company had $139.6 million in cash, cash equivalents and marketable securities as compared with $72.4 million at December 31, 1999. The net increase in cash, cash equivalents and marketable securities from December 31, 1999, is primarily due to the receipt of $68.3 million in net proceeds from the sale of 3.1 million shares of the Company's Common Stock to certain institutional investors. The Company believes that its existing cash balances and marketable securities will be sufficient to fund its operations through at least the year 2002.

     In December 1999, the Company entered into a letter agreement to reimburse a contract manufacturer for up to approximately $8.4 million in costs and expenses incurred by the contract manufacturer in the construction of a dryer train to be utilized in the manufacture of colesevelam hydrochloride, the bulk material for the product WelChol. As of September 30, 2000, the Company has paid $3.3 million of the total cost and will become obligated to pay the remaining amounts as the expenses are incurred by the contract manufacturer. The Company expects to complete all payments when the project is completed, which is currently expected to be in March 2001.


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

        (b)  Reports on Form 8-K.

             The Company filed a report on Form 8-K dated September 11, 2000, under Item 5 reporting that the Company had entered into a definitive merger agreement with Genzyme Corporation.

             The Company filed a report on Form 8-K dated September 14, 2000, under Item 5, detailing the Agreement and Plan of Merger dated as of September 11, 2000, between the Company and Genzyme Corporation.

                          GELTEX PHARMACEUTICALS, INC.
                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GELTEX PHARMACEUTICALS, INC.

DATE: November 15, 2000                      BY: /s/ Paul J. Mellett, Jr.
                                                 -------------------------------
                                                 Paul J. Mellett, Jr.
                                                 Duly Authorized Officer and
                                                 Principal Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER                                                DESCRIPTION
--------------                                                -----------

     10.1*          Manufacturing and Supply Agreement between GelTex Pharmaceuticals, Inc. and DSM Fine Chemicals,
                    Austria AG dated as of August 25, 2000. Filed herewith.

     10.2*          Global Manufacturing and Supply Agreement between RenaGel LLC and Watson Laboratories, Inc. - New
                    York, dated as of July 3, 2000. Filed herewith.

     10.3#          Letter Agreement between GelTex Pharmaceuticals, Inc. and Mark Skaletsky, dated September 7, 2000

     10.4#          Letter Agreement between GelTex Pharmaceuticals, Inc. and Steven Burke, M.D., dated September 7, 2000

     10.5#          Letter Agreement between GelTex Pharmaceuticals, Inc. and Martha Carter, dated September 7, 2000

     10.6#          Letter Agreement between GelTex Pharmaceuticals, Inc. and Paul Mellett, Jr., dated September 7, 2000

     10.7#          Letter Agreement between GelTex Pharmaceuticals, Inc. and Timothy Noyes, dated September 7, 2000

     10.9#          Letter Agreement between GelTex Pharmaceuticals, Inc. and Edmund Sybertz, Ph.D. dated September 7, 2000

     10.8#          Letter Agreement between GelTex Pharmaceuticals, Inc. and Joseph Tyler, dated September 7, 2000

     27.1           Financial Data Schedule

----------------------

* Certain confidential material contained in Exhibits 10.1 and 10.2 has been omitted and filed separately with the Securities and Exchange Commission.

# Identifies a management contract or compensatory plan or an arrangement in which an executive officer or director of GelTex Pharmaceuticals, Inc. participates.